Form 10-K
period 2001-12-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2002-10-08
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K

    For the Year Ended December 31, 2001, Commission file number:  0-13745
                                                                   -------

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           ARIZONA                                     86-0483912
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation organization)


         3420 E. Shea Blvd., Suite 200, Phoenix, Arizona        85028
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (602) 953-5298
                                                           --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes      X                            No
         ---------                           ---------

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of December 31, 2001


                                                               Dec 31, 01
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856
        Undeposited Funds                                           100.00
        Checking-Bank One 09544856 - Other                        6,054.06
                                                              ------------
      Total Checking-Bank One 0954485                             6,154.06

      Savings-BankOne 43980272                                  249,649.19
                                                              ------------
    Total Checking/Savings                                      255,803.25

    Other Current Assets
      Accounts Receivable                                         3,000.00
      Loan to TPI IV-CG Properties                              700,000.00
      N/R General Partners                                       70,213.53
      Other Contributions Receivable                                175.00
      R.E. Taxes Rec. from County                                10,495.35
                                                              ------------
    Total Other Current Assets                                  783,883.88
                                                              ------------

  Total Current Assets                                        1,039,687.13

  Fixed Assets
    Land-91st Avenue                                          1,382,687.87
    Land-Falcon                                                  76,618.81
    Land-Tolleson                                               857,730.09
    Land Acquisition - CG Medical C                               5,927.67
    Office Furniture                                                170.98
                                                              ------------
  Total Fixed Assets                                          2,323,135.42

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                   -30,300.00
      Loan Origination Fee - Other                               30,300.00
                                                              ------------
    Total Loan Origination Fee                                        0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -72,539.98
      Organizational Costs - Other                               72,539.98
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs                                           828,423.26
                                                              ------------
  Total Other Assets                                            828,423.26
                                                              ------------
TOTAL ASSETS                                                  4,191,245.81
                                                              ============

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of December 31, 2001


                                                               Dec 31, 01
                                                              ------------

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Commission Payable-TPI                                   14,785.22
        Distributions Payable -1996                               2,550.00
        Distributions Payable 1999                               16,140.00
                                                              ------------
      Total Other Current Liabilities                            33,475.22
                                                              ------------

    Total Current Liabilities                                    33,475.22
                                                              ------------

  Total Liabilities                                              33,475.22

  Equity
    Distribution-1987                                          -143,292.93
    Distribution-1988                                        -1,074,396.97
    Distribution-1996                                          -354,450.00
    DISTRIBUTION 1999                                          -567,280.00
    Partner Contribution                                      7,162,646.46
    Previous Retained Earnings                                 -802,819.78
    Net Income                                                  -62,636.19
                                                              ------------
  Total Equity                                                4,157,770.59
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    4,191,245.81
                                                              ============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2001
                               -----------------


 NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------


            Nature of Partnership
            ---------------------

            TPI Land Investors II Limited Partnership is a limited  partnership
            formed  during  1984  under the laws of the State of Arizona.   The
            Partnership reached impound on July 3, 1984.


            Duration of Partnership
            -----------------------

            It is the intention of the Partnership to acquire property for investment and appreciation purposes. The Partnership may, however, sell a portion or all of the properties in the future with a view towards liquidation of the Partnership. Such sale could occur approximately two to seven years after property acquisition. However, if not terminated prior to December 31, 2011, the Partnership shall cease to exist at that date.


            Amortization of Other Assets
            ----------------------------

            Organization costs represent costs incurred during the formation period of the Partnership. Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the prospectuses. Organization costs are being amortized over 60 months. Syndication costs are not amortized for income tax reporting purposes. Loan origination fees represent costs incurred by the Partnership to secure a loan. Loan fees are being amortized over 36 months.

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2001
                               -----------------


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------


            Income Taxes
            ------------

            No provision for income tax is made for the Partnership since the reporting and payment of income tax is the responsibility of the individual partners.


            Partners' Preferred Return on Capital Contributions
            ---------------------------------------------------

            As an incentive to early investment and the purchase of larger numbers of units, limited partners will receive a preferred return on their investment. The preferred return is determined by applying a percentage (based upon the date the contribution is received and the number of units purchased) to the limited partner's adjusted capital account balance from the first day of the month following the receipt of the limited partner's investment to the date of recoupment of that investment.



            Allocation of Net Profits, Losses, and Distributions to Partners
            ----------------------------------------------------------------

            Net profits, losses, and distributions are allocated ninety-nine percent (99%) to the limited partners in accordance with their respective capital percentages and one percent (1%) to the general partners until limited partners recoupment plus a six percent (6%)

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2001
                               -----------------


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------


            annual program return. After which allocations are ninety-nine percent (99%) to the limited partners and one percent (1%) to the general partners until the limited partners have collectively received their preferred return on their adjusted capital contributions, then one hundred percent (100%) to the general partners until they have received twenty-five percent (25%) of the distributions to partners after recoupment and program return, and then seventy-five percent (75%) of the remainder to the limited partners and twenty-five percent (25%) to the general partners.

NOTE 2.     LAND
            ----

            Cost incurred by the Partnership for acquisition of land as of December 31, 2001 are as follows:


            Casa Grande Medical Center           $    5,928.

            Falcon Industrial Park Lots          $  344,767****

            Carefree-DeMille                     $  412,664

            87th Avenue and Union Hills          $  465,179**

            Carefree-Hudspeth                    $1,123,261*

            91st Avenue & Bell                   $1,923,154***

            Avondale                             $  329,253****

            Tolleson                             $  857,730
                                                 --------------

                                                 $5,464,490.00
                                                 --------------

            Less properties sold                 (3,142,425.00)
                                                 ==============
                                                 $2,322,065.00


            *     SOLD ON 04/12/94 FOR $995,000

            **    SOLD 1.17 OF 5.54 ACRES ON 06/29/95 FOR $163,415
                  SOLD 1.8 ACRES ON 01/23/98 FOR A NET OF $269,536.40
                  SOLD APPROX. 1 ACRE ON 07/01/98 FOR A NET OF $216,210.37 SOLD LAST PARCEL ON 12/28/99 FOR A NET OF $272,623.
            ***   SOLD 3.7 OF 17.5 ACRES ON 10/96 FOR $509,000
                  SOLD 1 OF 13.8 ACRES ON 04/23/97 FOR $228,000

            ****  SOLD LOT 6 ON 07/30/98 FOR A NET OF $89,977.51

            **    SOLD PARCEL ON 2/8/99 FOR A NET OF $496,120.01

            ****  SOLD LOT 5 ON 4/20/99 FOR A NET OF $98,130.67

NOTE 3:     IMPROVEMENT ASSESSMENTS
            -----------------------

            Details related to improvement assessments payable are as follows:

            Falcon Industrial Park Lots 5, 6 and 7
                  Paid in full.

            87th Avenue and Union Hills
                  Beginning balance of $6,338 paid in full in 1990.

            87th Avenue and Bell
                  Assessment #6, City of Peoria Improvement District #9102. Term approximately 15 years at 12% interest per annum on unpaid balance, first payment due
                  June 1, 1993. Semi-annual payments of interest due June 1 and December 1. Payments of approximately 1/15
                  of  principal  shall  be  due  December  1.   Paid in
                  full on 06/28/95

            91st Avenue and Bell
                  Assessment #8401 & #8201 - annual principal payments of $21,968 & $2,312 payable December 1 of each year with the final payment due December 1, 1994 &December 1, 1993; interest is charged on the unpaid principal balance at 10% payable in semi-annual install-ments. Paid 12/01/94

                  Assessment #14, City of Peoria Improvement District #9102. Term approximately 15 years at 12% interest per annum on unpaid balance, first payment due
                  June 1, 1993.  Semi-annual payments of interest due
                  June 1 and December 1. Payments of approximately 1/15 of principal shall be due December 1. Paid in full on 07/15/95

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2001
                               -----------------


NOTE 4:     COMMISSION PAYABLE
            ------------------

            The Partnership sold properties in prior years and the General Partner, TPI Asset Management, Inc. earned a real estate commission on these sales. According to the prospectus, TPI Asset Management, Inc. can not be paid the Commission until the Limited Partners have received their original investment and their program return.

NOTE 5:     NOTE PAYABLE
            ------------

            Promissory Note dated March 9, 1990 was paid in full on April 12, 1994.

            An advance from TPI Asset Management, Inc. for $24,500 and a short-term loan from Home Equity Limited Partnership for $10,500 were paid in April, 1994.

NOTE 6:     NOTE RECEIVABLE
            ---------------

            During April, 1997, TPI II loaned the sum of $310,000 to TPI Land Development IV L.P. and received a first trust deed to TPI IV's real estate property as collateral. An additional $20,000 was loaned to TPI IV during February,1998 as part of this note. An additional $370,000 was loaned to TPI IV during April and September 2000 as part of this note.

NOTE 7:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of December 31, 2001 are as follows:

Limited partners contributions (14,186 units)                      $ 7,091,000
General partners contribution (1%)                                      71,646
                                                                     ---------
Total contribution                                                   7,162,646
Prior years profit (loss)                                         (-802,820.00)
Current year income                                                (-62,636.00)
Distribution to partners 1987                                      (143,293.00)

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2001
                               -----------------


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------


Distribution to partners 1988                                    (1,074,397.00)
Distribution to partners 1996                                      (354,450.00)
Distribution to Partners 1999                                      (567,040.00)
                                                                ---------------
      Partner's capital                                         $ 4,157,770.00
                                                                ===============

                  TPI LAND DEVELOPMENT II LIMITED PARTNERSHIP
                  -------------------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------

                     Conditions and Results of Operations
                     ------------------------------------


The Partnership offering phase was completed on December 27, 1985. Since then the Partnership has been in the operating stage.

Since the Partnership acquired pre-developed land which does not generate significant income, the operating stage consists primarily of evaluating Partnership properties and activities in the surrounding area and preparing properties for disposition. There were no material changes during this reporting period. The Partnership's main source of revenue was interest on money market instruments.

The holding period for the properties in the Partnership's portfolio has been longer than originally anticipated due to a lagging real estate market in the Phoenix area. Therefore, in order to maintain sufficient reserves for operating expenses, the Partnership has took out a loan in the amount of $505,000. The amount borrowed was determined by estimating the amount of operating reserves required by the Partnership for a period of three years with a conservative assumption that no properties would be sold during that time. The Carefree properties were sold on April 12, 1994 to pay off this debt and provide operating funds.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TPI LAND INVESTORS II LIMITED PARTNERSHIP


By: /s/Herve J. R. Tessier
    -------------------------------
    Herve J. R. Tessier


Date:  2/12/02
       -------