Form 10-Q
period 2002-03-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2002-10-08
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q

    For the Year Ended March 31, 2002, Commission file number:     0-13745
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

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                              As of March 31, 2002


                                                               Mar 31, 02
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856                                  3,511.81
      Savings-BankOne 43980272                                  236,761.51
                                                              ------------
    Total Checking/Savings                                      240,273.32

    Other Current Assets
      Accounts Receivable                                         3,000.00
      Loan to TPI IV-CG Properties                              700,000.00
      N/R General Partners                                       70,213.53
      Other Contributions Receivable                                175.00
                                                              ------------
    Total Other Current Assets                                  773,388.53
                                                              ------------

  Total Current Assets                                        1,013,661.85

  Fixed Assets
    Land-91st Avenue                                          1,382,687.87
    Land-Falcon                                                  76,618.81
    Land-Tolleson                                               857,730.09
    Land Acquisition - CG Medical C                               5,927.67
    Office Furniture                                                170.98
                                                              ------------
  Total Fixed Assets                                          2,323,135.42

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                   -30,300.00
      Loan Origination Fee - Other                               30,300.00
                                                              ------------
    Total Loan Origination Fee                                        0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                            72,539.98
      Organizational Costs - Other                               72,539.98
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs                                           828,423.26
                                                              ------------
  Total Other Assets                                            828,423.26
                                                              ------------

TOTAL ASSETS                                                  4,165,220.53
                                                              ============

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                              As of March 31, 2002


                                                               Mar 31, 02
                                                              ------------

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Commission Payable-TPI                                   14,785.22
        Distributions Payable -1996                               2,550.00
        Distributions Payable 1999                               16,140.00
                                                              ------------
      Total Other Current Liabilities                            33,475.22
                                                              ------------

    Total Current Liabilities                                    33,475.22
                                                              ------------

  Total Liabilities                                              33,475.22

  Equity
    Distribution-1987                                          -143,292.93
    Distribution-1988                                        -1,074,396.97
    Distribution-1996                                          -354,450.00
    DISTRIBUTION 1999                                          -567,280.00
    Partner Contribution                                      7,162,646.46
    Previous Retained Earnings                                 -865,455.97
    Net Income                                                  -26,025.28
                                                              ------------
  Total Equity                                                4,131,745.31
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    4,165,220.53
                                                              ============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                March 31, 2002
                                --------------


 NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


            Nature of Partnership
            ---------------------

            TPI Land Investors II Limited Partnership is a limited  partnership
            formed  during  1984  under the laws of the State of Arizona.   The
            Partnership reached impound on July 3, 1984.


            Duration of Partnership
            -----------------------

            It is the intention of the Partnership to acquire property for investment and appreciation purposes. The Partnership may, however, sell a portion or all of the properties in the future with a view towards liquidation of the Partnership. Such sale could occur approximately two to seven years after property acquisition. However, if not terminated prior to March 31, 2011, the Partnership shall cease to exist at that date.


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

                                March 31, 2002
                                --------------


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

            Allocation of Net Profits, Losses, and Distributions to Partners
            ----------------------------------------------------------------

            Net profits, losses, and distributions are allocated ninety-nine percent (99%) to the limited partners in accordance with their respective capital percentages and one percent (1%) to the general partners until limited partners recoupment plus a six percent (6%) annual program return. After which allocations are ninety-nine percent (99%) to the limited partners and one percent (1%) to the general partners until the limited partners have collectively received their preferred return on their adjusted capital contributions, then one hundred percent (100%) to the general partners until they have received twenty-five percent (25%) of the distributions to partners after recoupment and program return, and then seventy-five percent (75%) of the remainder to the limited partners and twenty-five percent (25%) to the general partners.

NOTE 2.     LAND
            ----

            Cost incurred by the Partnership for acquisition of land as of March 31, 2002 are as follows:


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

                                March 31, 2002
                                --------------


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

NOTE 7:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of March 31, 2002 are as follows:

Limited partners contributions (14,186 units)                      $ 7,091,000
General partners contribution (1%)                                      71,646
                                                                     ----------
Total contribution                                                   7,162,646
Prior years profit (loss)                                          (865,456.00)
Net Income                                                          (26,025.00)

Distribution to partners 1987                                      (143,293.00)
Distribution to partners 1988                                    (1,074,397.00)
Distribution to partners 1996                                      (354,450.00)
Distribution to Partners 1999                                      (567,040.00)
                                                                   ------------
      Partner's capital                                         $ 4,131,745.00
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


Date: 4/23/02
      -------