Form 10-Q
period 2002-06-30
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2002-10-08
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q

    For the Year Ended June 30, 2002, Commission file number:      0-13745
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

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                              As of June 30, 2002


                                                               Jun 30, 02
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856                                  4,106.91
      Savings-BankOne 43980272                                  192,586.48
                                                              ------------
    Total Checking/Savings                                      196,693.39

    Other Current Assets
      Accounts Receivable                                         3,000.00
      Loan to TPI IV-CG Properties                              720,000.00
      N/R General Partners                                       70,213.53
      Other Contributions Receivable                                175.00
                                                              ------------
    Total Other Current Assets                                  793,388.53
                                                              ------------

  Total Current Assets                                          990,081.92

  Fixed Assets
    Land-91st Avenue                                          1,382,687.87
    Land-Falcon                                                  76,618.81
    Land-Tolleson                                               858,550.12
    Land Acquisition - CG Medical C                               5,927.67
    Office Furniture                                                170.98
                                                              ------------
  Total Fixed Assets                                          2,323,955.45

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                   -30,300.00
      Loan Origination Fee - Other                               30,300.00
                                                              ------------
    Total Loan Origination Fee                                        0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -72,539.98
      Organizational Costs - Other                               72,539.98
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs                                           828,423.26
                                                              ------------
  Total Other Assets                                            828,423.26
                                                              ------------

TOTAL ASSETS                                                  4,142,460.63
                                                              ============

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                              As of June 30, 2002


                                                               Jun 30, 02
                                                              ------------
LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Commission Payable-TPI                                   14,785.22
        Distributions Payable -1996                               2,550.00
        Distributions Payable 1999                               16,140.00
                                                              ------------
      Total Other Current Liabilities                            33,475.22
                                                              ------------

    Total Current Liabilities                                    33,475.22
                                                              ------------

  Total Liabilities                                              33,475.22

Equity
    Distribution-1987                                          -143,292.93
    Distribution-1988                                        -1,074,396.97
    Distribution-1996                                          -354,450.00
    DISTRIBUTION 1999                                          -567,280.00
    Partner Contribution                                      7,162,646.46
    Previous Retained Earnings                                 -865,455.97
    Net Income                                                  -48,785.18
                                                              ------------
  Total Equity                                                4,108,985.41
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    4,142,460.63
                                                              ============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 June 30, 2002
                                 -------------



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

                                 June 30, 2002
                                 -------------


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

                                 June 30, 2002
                                 -------------


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

NOTE 2.     LAND
            ----

            Cost incurred by the Partnership for acquisition of land as of June 30, 2002 are as follows:


            Casa Grande Medical Center           $    5,928.

            Falcon Industrial Park Lots          $  344,767****

            Carefree-DeMille                     $  412,664

            87th Avenue and Union Hills          $  465,179**

            Carefree-Hudspeth                    $1,123,261*

            91st Avenue & Bell                   $1,923,154***

            Avondale                             $  329,253****

            Tolleson                             $  858,550
                                                 --------------

                                                 $5,464,490.00
                                                 --------------

            Less properties sold                 (3,142,425.00)
                                                 ==============
                                                 $2,323,955.00



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

                                 June 30, 2002
                                 -------------



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

NOTE 6:     NOTE RECEIVABLE
            ---------------

            During April, 1997, TPI II loaned the sum of $310,000 to TPI Land Development IV L.P. and received a first trust deed to TPI IV's real estate property as collateral. An additional $20,000 was loaned to TPI IV during February, 1998 as part of this note. An additional $370,000 was loaned to TPI IV during April and September 2000 as part of this note. An additional $20,000 was loaned to TPI IV during 2002 as part of this note.

NOTE 7:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of June 30, 2002 are as follows:

Limited partners contributions (14,186 units)                      $ 7,091,000
General partners contribution (1%)                                      71,646
                                                                     ---------
Total contribution                                                   7,162,646
Prior years profit (loss)                                          (865,456.00)

Net Income                                                         (-48,785.00)
Distribution to partners 1987                                      (143,293.00)
Distribution to partners 1988                                    (1,074,397.00)
Distribution to partners 1996                                      (354,450.00)
Distribution to Partners 1999                                      (567,040.00)
                                                                   -----------
      Partner's capital                                         $ 4,108,985.00
                                                                ==============




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


TPI LAND INVESTORS II LIMITED PARTNERSHIP


By: /s/Herve J. R. Tessier
    -----------------------------
    Herve J. R. Tessier


Date: 10/02/02
      --------