Form 10-Q
period 2002-09-30
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2002-11-12
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q


    For the Year Ended September 30, 2002, Commission file number:  0-13745


                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           ARIZONA                                     86-0483912
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation organization)



         3420 E. Shea Blvd., Suite 200, Phoenix, Arizona        85028
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (602) 953-5298
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


    Yes        X                           No





                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of September 30, 2002


                                                               Sep 30, 02
                                                              ------------

ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856                                 2,048.02
      Savings-BankOne 43980272                                 179,377.70
                                                             ------------
    Total Checking/Savings                                     181,425.72

    Other Current Assets
      Accounts Receivable                                        3,000.00
      Loan to TPI IV-CG Properties                             725,000.00
      N/R General Partners                                      70,213.53
      Other Contributions Receivable                               175.00
                                                             ------------
    Total Other Current Assets                                 798,388.53
                                                             ------------

  Total Current Assets                                         979,814.25

  Fixed Assets
    Land-91st Avenue                                         1,386,987.87
    Land-Falcon                                                 76,618.81
    Land-Tolleson                                              859,550.12
    Land Acquisition - CG Medical C                              5,927.67
    Office Furniture                                               170.98
                                                             ------------
  Total Fixed Assets                                         2,329,255.45

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                  -30,300.00
      Loan Origination Fee - Other                              30,300.00
                                                             ------------
    Total Loan Origination Fee                                       0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                          -72,539.98
      Organizational Costs - Other                              72,539.98
                                                             ------------
    Total Organizational Costs                                       0.00

    Syndication Costs                                          828,423.26
                                                             ------------
  Total Other Assets                                           828,423.26
                                                             ------------

TOTAL ASSETS                                                 4,137,492.96
                                                             ============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Asset Mgmt, Fee Pay-TPI Asset                           14,785.22
        Distributions Payable -1996                              2,550.00
        Distributions Payable 1999                              16,140.00
                                                             ------------
      Total Other Current Liabilities                           33,475.22
                                                             ------------




                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of September 30, 2002


                                                               Sep 30, 02
                                                              ------------

    Total Current Liabilities                                   33,475.22
                                                             ------------

  Total Liabilities                                             33,475.22

  Equity
    Distribution-1987                                         -143,292.93
    Distribution-1988                                       -1,074,396.97
    Distribution-1996                                         -354,450.00
    DISTRIBUTION 1999                                         -567,280.00
    Partner Contribution                                     7,162,646.46
    Previous Retained Earnings                                -865,455.97
    Net Income                                                 -53,752.85
                                                             ------------
  Total Equity                                               4,104,017.74
                                                             ------------

TOTAL LIABILITIES & EQUITY                                   4,137,492.96
                                                             ============





                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002



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

            However, if not terminated prior to March 31, 2004, the Partnership shall cease to exist at that date.


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





                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002



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





                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002



NOTE 2.     LAND
            ----

            Cost incurred by the Partnership for acquisition of land as of September 30, 2002 are as follows:


            Casa Grande Medical Center           $     5,928.

            Falcon Industrial Park Lots          $   344,767****

            Carefree-DeMille                     $   412,664

            87th Avenue and Union Hills          $   465,179**

            Carefree-Hudspeth                    $ 1,123,261*

            91st Avenue & Bell                   $ 1,923,154***

            Avondale                             $   329,253****

            Tolleson                             $   859,550
                                                 -----------
                                                 $5,465,490.00
                                                 -------------

            Less properties sold                 (3,142,425.00)
                                                 ==============
                                                 $2,324,955.00



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





                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002



NOTE 3:     IMPROVEMENT ASSESSMENTS

            Details related to improvement assessments payable are as follows:

            Falcon Industrial Park Lots 5, 6 and 7
                  Paid in full.

            87th Avenue and Union Hills
                  Beginning balance of $6,338 paid in full in 1990.

            87th Avenue and Bell
                  Assessment #6, City of Peoria Improvement District #9102. Term approximately 15 years at 12% interest per annum on unpaid balance, first payment due
                  June 1, 1993. Semi-annual payments of interest due June 1 and December 1. Payments of approximately 1/15 of principal shall be due December 1. Paid in full on 06/28/95

            91st Avenue and Bell
                  Assessment #8401 & #8201 - annual principal payments of $21,968 & $2,312 payable December 1 of each year with the final payment due December 1, 1994 &December 1, 1993; interest is charged on the unpaid principal balance at 10% payable in semi-annual installments. Paid 12/01/94

                  Assessment #14, City of Peoria Improvement District #9102. Term approximately 15 years at 12% interest per annum on unpaid balance, first payment due
                  June 1, 1993.  Semi-annual payments of interest due
                  June 1 and December 1. Payments of approximately 1/15 of principal shall be due December 1. Paid in full on 07/15/95





                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002



NOTE 4:     COMMISSION PAYABLE

            The Partnership sold properties in prior years and the General Partner, TPI Asset Management, Inc. earned a real estate commission on these sales. According to the prospectus, TPI Asset Management, Inc. cannot be paid the Commission until the Limited Partners have received their original investment and their program return.

NOTE 5:     NOTE PAYABLE

            Promissory Note dated March 9, 1990 was paid in full on April 12, 1994.

            An advance from TPI Asset Management, Inc. for $24,500 and a short-term loan from Home Equity Limited Partnership for $10,500 were paid in April, 1994.

NOTE 6:     NOTE RECEIVABLE

      During April, 1997, TPI II loaned the sum of $310,000 to TPI Land Development IV L.P. and received a first trust deed to TPI IV's real estate property as collateral. An additional $20,000 was loaned to TPI IV during February,1998 as part of this note. An additional $370,0000 was loaned to TPI IV during April and September 2000 as part of this note. An additional $25,000 was loaned to TPI IV during 2002 as part of this note.

NOTE 7:     PARTNERS' CAPITAL

            Partners' capital contributions received and subscribed as of September 30, 2002 are as follows:

Limited partners contributions (14,186 units)                      $ 7,091,000
General partners contribution (1%)                                      71,646
                                                                   -----------
Total contribution                                                   7,162,646
Prior year retained earning                                        (865,456.00)
Net Income                                                          (53,753.00)
Distribution to partners 1987                                      (143,293.00)
Distribution to partners 1988                                    (1,074,397.00)





                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002

Distribution to partners 1996                                      (354,450.00)
Distribution to Partners 1999                                      (567,040.00)
                                                                   -----------
      Partner's capital                                         $ 4,104,018.00
                                                                ==============





                  TPI LAND DEVELOPMENT II LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial

                     Conditions and Results of Operations


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




By: /s/ Herve J. R. Tessier
    -----------------------
    Herve J. R. Tessier


Date: 11/08/02