Form 10-K
period 2002-12-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2003-03-28
CIK 740727

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K

    For the Year Ended December 31, 2002, Commission file number: 0-13745
                                                                  -------

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           ARIZONA                                    86-0483912
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation organization)

  3420 E. Shea Blvd., Suite 200, Phoenix, Arizona                85028
-----------------------------------------------------          ----------
      (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including
Area Code:                                                     (602) 953-5298
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

    Yes        X                              No
             -----                                    -----

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of December 31, 2002

                                                                 Dec. 31, 02
                                                                ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856                                    4,024.02
      Savings-BankOne 43980272                                     99,894.20
                                                                ------------
    Total Checking/Savings                                        103,918.22

    Other Current Assets
      Accounts Receivable                                           3,000.00
      N/R General Partners                                         70,213.53
      Other Contributions Receivable                                  175.00
                                                                ------------
    Total Other Current Assets                                     73,388.53
                                                                ------------

  Total Current Assets                                            177,306.75

  Fixed Assets
    Land-91st Avenue                                            1,454,358.32
    Land-Tolleson                                                 893,294.00
    Land Acquisition - CG Medical C                               735,927.67
    Office Furniture                                                  170.98
                                                                ------------
  Total Fixed Assets                                            3,083,750.97

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                     -30,300.00
      Loan Origination Fee - Other                                 30,300.00
                                                                ------------
    Total Loan Origination Fee                                          0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                             -72,539.98
      Organizational Costs - Other                                 72,539.98
                                                                ------------
    Total Organizational Costs                                          0.00

    Syndication Costs                                             828,423.26
                                                                ------------
  Total Other Assets                                              828,423.26
                                                                ------------

TOTAL ASSETS                                                    4,089,480.98
                                                                ============

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of December 31, 2002

                                                                 Dec. 31, 02
                                                                ------------

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Distributions Payable -1996                                 2,550.00
        Distributions Payable 1999                                 16,140.00
        RE COM PAY-TPI ASSET                                       14,785.22
                                                                ------------
      Total Other Current Liabilities                              33,475.22
                                                                ------------

    Total Current Liabilities                                      33,475.22
                                                                ------------

  Total Liabilities                                                33,475.22

  Equity
    Distribution-1987                                            -143,292.93
    Distribution-1988                                          -1,074,396.97
    Distribution-1996                                            -354,450.00
    DISTRIBUTION 1999                                            -567,280.00
    Partner Contribution                                        7,162,646.46
    Previous Retained Earnings                                   -865,455.97
    Net Income                                                   -101,764.83
                                                                ------------
  Total Equity                                                  4,056,005.76
                                                                ------------

TOTAL LIABILITIES & EQUITY                                      4,089,480.98
                                                                ============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
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

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
                               -----------------

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
                               -----------------

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

NOTE 2.      LAND
             ----

             Cost incurred by the Partnership for acquisition of land as of
             December 31, 2002 are as follows:

             Casa Grande Medical Center              $  735,928

             Falcon Industrial Park Lots             $  344,767****

             Carefree-DeMille                        $  412,664

             87th Avenue and Union Hills             $  465,179**

             Carefree-Hudspeth                       $1,123,261*

             91st Avenue & Bell                      $1,923,154***

             Avondale                                $  329,253****

             Tolleson                                $  859,550
                                                     --------------
                                                     $6,193,756
                                                     --------------
             Less properties sold                    (3,109,546)
                                                     ==============
                                                     $3,083,580

             *      Sold on 04/12/94 for $995,000

             **     Sold 1.17 of 5.54 acres on 06/29/95 for $150,467
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
                               December 31, 2002
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

NOTE 6:      NOTE RECEIVABLE
             ---------------

             During December 2002 the note receivable was paid by TPI Land
             Investors IV by the deeding of lots in the Casa Grande Medical
             Campus.

NOTE 7:      PARTNERS' CAPITAL
             -----------------

             Partners' capital contributions received and subscribed as of
             December 31, 2002 are as follows:

Limited partners contributions (14,186 units)                     $ 7,091,000
General partners contribution (1%)                                     71,646
Total contribution                                                  7,162,646
Prior year retained earning                                       (865,456.00)
Net Income                                                           (101,765)
Distribution to partners 1987                                     (143,293.00)
Distribution to partners 1988                                   (1,074,397.00)
Distribution to partners 1996                                     (354,450.00)
Distribution to Partners 1999                                     (567,040.00)
                                                                -------------
       Partner's capital                                        $4,056,006.00
                                                                =============

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
    -------------------------------
     Herve J. R. Tessier

Date: 3/20/03
      -------