Form 10-Q
period 2003-03-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2003-05-01
CIK 740727

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q

  For the Year Ended March 31, 2003, Commission file number:        0-13745
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

    Yes        X                           No

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                             As of March 31, 2003

                                                               Mar 31, 03
                                                              ------------

ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856                                    668.13
      Savings-BankOne 43980272                                   71,641.93
                                                              ------------

    Total Checking/Savings                                       72,310.06
    Other Current Assets
      Accounts Receivable                                         3,000.00
      N/R General Partners                                       70,213.53
      Other Contributions Receivable                                175.00
                                                              ------------
    Total Other Current Assets                                   73,388.53
                                                              ------------

  Total Current Assets                                          145,698.59

  Fixed Assets
    Land-91st Avenue                                          1,457,866.96
    Land-Tolleson                                               896,722.43
    Land Acquisition - CG Medical C                             739,968.64
    Office Furniture                                                170.98
                                                              ------------
  Total Fixed Assets                                          3,094,729.01

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                   -30,300.00
      Loan Origination Fee - Other                               30,300.00
                                                              ------------
    Total Loan Origination Fee                                        0.00
    Organizational Costs
      Accum. Amort.-Organization Cost                           -72,539.98
      Organizational Costs - Other                               72,539.98
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs                                           828,423.26
                                                              ------------
  Total Other Assets                                            828,423.26

TOTAL ASSETS                                                  4,068,850.86
                                                              ============

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

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                             As of March 31, 2003

                                                               Mar 31, 03
                                                              ------------

  Total Liabilities                                              33,475.22

  Equity
    Distribution-1987                                          -143,292.93
    Distribution-1988                                        -1,074,396.97
    Distribution-1996                                          -354,450.00
    DISTRIBUTION 1999                                          -567,280.00
    Partner Contribution                                      7,162,646.46
    Previous Retained Earnings                                 -967,220.80
    Net Income                                                  -20,630.12
                                                              ------------
  Total Equity                                                4,035,375.64
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    4,068,850.86
                                                              ============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                March 31, 2003
                                --------------

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

                                March 31, 2003
                                --------------

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

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                March 31, 2003
                                --------------

 NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

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

NOTE 2.     LAND

            Cost  incurred  by  the Partnership for acquisition of land  as  of
            March 31, 2003 are as follows:

            Casa Grande Medical Center           $  739,969

            Falcon Industrial Park Lots          $  344,767****

            Carefree-DeMille                     $  412,664*

            87th Avenue and Union Hills          $  465,179**

            Carefree-Hudspeth                    $1,123,261*

            91st Avenue & Bell                   $1,923,154***

            Avondale                             $  329,253****

            Tolleson                             $  896,722
                                                 --------------
                                                 $6,234,969
                                                 ----------
            Less properties sold                 (3,109,546)
                                                 ===========
                                                 $3,125,423

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

                                March 31, 2003
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

NOTE 7:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and
            subscribed as of March 31, 2003 are as follows:

Limited partners contributions (14,186 units)               $ 7,091,000
General partners contribution (1%)                               71,646
                                                          -------------
Total contribution                                            7,162,646
Prior year retained earning                                    (967,221)
Net Income                                                      (20,630)
Distribution to partners 1987                                  (143,293)
Distribution to partners 1988                                (1,074,397)

Distribution to partners 1996                               (354,450.00)
Distribution to Partners 1999                               (567,040.00)
                                                          -------------
      Partner's capital                                   $4,068,851.00
                                                          =============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

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

Date: 4/29/03
      -------