Form 10-Q
period 2003-09-30
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2003-11-12
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FORM 10-Q


FOR THE PERIOD ENDED SEPTEMBER 30, 2003, COMMISSION FILE NUMBER:    0-13745

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           ARIZONA                                     86-0483912
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation organization)



         3420 E. Shea Blvd., Suite 200, Phoenix, Arizona        85028
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


      Registrant's Telephone Number, Including
      Area Code:                                           (602) 953-5298
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


    YES        X                           NO
           ---------

                          TPI Land Investors II, Ltd.
                                 Balance Sheet
                            As of September 30, 2003


                                                               Sep 30, 03
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One 09544856                                  1,633.23
      Savings-BankOne 43980272                                    7,243.80
                                                              ------------
    Total Checking/Savings                                        8,877.03

    Other Current Assets
      Accounts Receivable                                         3,000.00
      N/R General Partners                                       70,213.53
      Other Contributions Receivable                                175.00
                                                              ------------
    Total Other Current Assets                                   73,388.53
                                                              ------------

  Total Current Assets                                           82,265.56

  Fixed Assets
    Land-91st Avenue                                          1,470,738.32
    Land-Tolleson                                               898,977.61
    Land Acquisition - CG Medical C                             749,294.94
    Office Furniture                                                170.98
                                                              ------------
  Total Fixed Assets                                          3,119,181.85

  Other Assets
    Loan Origination Fee
      Accum. Amort.-Loan Fees                                   -30,300.00
      Loan Origination Fee - Other                               30,300.00
                                                              ------------
    Total Loan Origination Fee                                        0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -72,539.98
      Organizational Costs - Other                               72,539.98
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs                                           828,423.26
                                                              ------------
  Total Other Assets                                            828,423.26
                                                              ------------

TOTAL ASSETS                                                  4,029,870.67
                                                              ============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Distributions Payable -1996                               2,550.00
        Distributions Payable 1999                               16,140.00
        RE COM PAY-TPI ASSET                                     14,785.22
                                                              ------------
      Total Other Current Liabilities                            33,475.22
                                                              ------------

    Total Current Liabilities                                    33,475.22
                                                              ------------

                                                               Sep 30, 03
                                                              ------------

  Total Liabilities                                              33,475.22

  Equity
    Distribution-1987                                          -143,292.93
    Distribution-1988                                        -1,074,396.97
    Distribution-1996                                          -354,450.00
    DISTRIBUTION 1999                                          -567,280.00
    Partner Contribution                                      7,162,646.46
    Previous Retained Earnings                                 -967,220.80
    Net Income                                                  -59,610.31
                                                              ------------
  Total Equity                                                3,996,395.45
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    4,029,870.67
                                                              ============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 2003
                              ------------------


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

            OF  PREPARING  THE  PROSPECTUSES.   ORGANIZATION  COSTS  ARE  BEING

            AMORTIZED OVER 60 MONTHS.  SYNDICATION  COSTS ARE NOT AMORTIZED FOR

            INCOME  TAX  REPORTING  PURPOSES. LOAN ORIGINATION  FEES  REPRESENT

            COSTS INCURRED BY THE PARTNERSHIP  TO SECURE A LOAN.  LOAN FEES ARE

            BEING AMORTIZED OVER 36 MONTHS.

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 2003
                              ------------------



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

            THEN SEVENTY-FIVE PERCENT (75%) OF THE REMAINDER TO THE

            LIMITED PARTNERS  AND  TWENTY-FIVE PERCENT (25%) TO THE

            GENERAL PARTNERS.

NOTE 2.     LAND
            ----

            COST INCURRED BY THE PARTNERSHIP FOR ACQUISITION OF LAND AS OF SEPTEMBER 30, 2003 ARE AS FOLLOWS:

            CASA GRANDE MEDICAL CENTER     $  747,991

            FALCON INDUSTRIAL PARK LOTS    $  344,767****

            CAREFREE-DEMILLE               $  412,664*

            87TH AVENUE AND UNION HILLS    $  465,179**

            CAREFREE-HUDSPETH              $1,123,261*

            91ST AVENUE & BELL             $2,116,877***

            AVONDALE                       $  329,253****

            TOLLESON                       $  897,316
                                           ----------

                                           $6,437,308
                                           ----------

            LESS PROPERTIES SOLD           (3,325,063)
                                           ==========
                                           $3,112,245


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


TPI LAND INVESTORS II LIMITED PARTNERSHIP



BY:  /S/ HERVE J. R. TESSIER
     ------------------------------
     HERVE J. R. TESSIER


DATE: OCTOBER 11, 2003
      ----------------