Form 10-K
period 2003-12-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2004-03-25
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K


FOR THE PERIOD ENDED DECEMBER 31, 2003, COMMISSION FILE NUMBER:      0-13745
                                                                     -------
TPI LAND INVESTORS  II  LIMITED PARTNERSHIP
------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


ARIZONA                                     86-0483912
----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION ORGANIZATION)


3420 E. SHEA BLVD., SUITE 200, PHOENIX, ARIZONA             85028
--------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING
AREA CODE:                                                 (602) 953-5298
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


    YES        X                           NO
        ---------------


                TPI Land Investors II, Ltd.
                       Balance Sheet
                  As of December 31, 2003

                                             DEC 31, 03
                                            -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856           2,660.96
            SAVINGS-BANKONE 43980272           100,423.32
                                            -------------
        TOTAL CHECKING/SAVINGS                 103,084.28

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00
            N/R GENERAL PARTNERS                70,213.53
            OTHER CONTRIBUTIONS RECEIVABLE         175.00
                                            -------------
        TOTAL OTHER CURRENT ASSETS              73,388.53
                                            -------------

    TOTAL CURRENT ASSETS                       176,472.81

    FIXED ASSETS
        LAND-91ST AVENUE                     1,474,262.19
        LAND-TOLLESON                          611,874.90
        LAND ACQUISITION - CG MEDICAL C        754,618.88
        OFFICE FURNITURE                           170.98
                                            -------------
    TOTAL FIXED ASSETS                       2,840,926.95

    OTHER ASSETS
        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00
            LOAN ORIGINATION FEE - OTHER        30,300.00
                                            -------------
        TOTAL LOAN ORIGINATION FEE                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98
            ORGANIZATIONAL COSTS - OTHER        72,539.98
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

        SYNDICATION COSTS                      828,423.26
                                            -------------
    TOTAL OTHER ASSETS                         828,423.26
                                            -------------

TOTAL ASSETS                                 3,845,823.02
                                            =============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                DISTRIBUTIONS PAYABLE -1996      2,550.00
                DISTRIBUTIONS PAYABLE 1999      16,140.00
                RE COM PAY-TPI ASSET            14,785.22
                                            -------------
            TOTAL OTHER CURRENT LIABILITIES     33,475.22
                                            -------------

        TOTAL CURRENT LIABILITIES               33,475.22
                                            -------------

                TPI Land Investors II, Ltd.
                       Balance Sheet
                  As of December 31, 2003

                                             DEC 31, 03
                                            -------------

    TOTAL LIABILITIES                           33,475.22

    EQUITY
        DISTRIBUTION-1987                     -143,292.93
        DISTRIBUTION-1988                   -1,074,396.97
        DISTRIBUTION-1996                     -354,450.00
        DISTRIBUTION 1999                     -567,280.00
        PARTNER CONTRIBUTION                 7,162,646.46
        PREVIOUS RETAINED EARNINGS            -967,220.80
        NET INCOME                            -243,657.96
                                            -------------
    TOTAL EQUITY                             3,812,347.80
                                            -------------

TOTAL LIABILITIES & EQUITY                   3,845,823.02
                                            =============


                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


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

            OF  PREPARING  THE  PROSPECTUSES.   ORGANIZATION  COSTS  ARE  BEING

            AMORTIZED OVER 60 MONTHS.  SYNDICATION  COSTS ARE NOT AMORTIZED FOR

            INCOME  TAX  REPORTING  PURPOSES. LOAN ORIGINATION  FEES  REPRESENT

            COSTS INCURRED BY THE PARTNERSHIP  TO SECURE A LOAN.  LOAN FEES ARE

            BEING AMORTIZED OVER 36 MONTHS.

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


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

            PARTNERS UNTIL LIMITED PARTNERS RECOUPMENT  PLUS A SIX PERCENT (6%)

            ANNUAL  PROGRAM RETURN.  AFTER WHICH  ALLOCATIONS  ARE  NINETY-NINE

            PERCENT (99%)  TO  THE LIMITED PARTNERS AND ONE PERCENT (1%) TO THE

            GENERAL  PARTNERS UNTIL  THE  LIMITED  PARTNERS  HAVE  COLLECTIVELY

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------


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

            PARTNERS UNTIL THEY HAVE  RECEIVED TWENTY-FIVE PERCENT (25%) OF THE

            DISTRIBUTIONS TO PARTNERS AFTER  RECOUPMENT AND PROGRAM RETURN, AND

            THEN SEVENTY-FIVE PERCENT (75%) OF  THE  REMAINDER  TO  THE LIMITED

            PARTNERS AND TWENTY-FIVE PERCENT (25%) TO THE GENERAL PARTNERS.

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


NOTE 2.     LAND
            ----

            COST INCURRED BY THE PARTNERSHIP FOR ACQUISITION OF LAND AS OF DECEMBER 31, 2003 ARE AS FOLLOWS:


            CASA GRANDE MEDICAL CENTER     $  754,618

            FALCON INDUSTRIAL PARK LOTS    $  344,767****

            CAREFREE-DEMILLE               $  412,664*

            87TH AVENUE AND UNION HILLS    $  465,179**

            CAREFREE-HUDSPETH              $1,123,261*

            91ST AVENUE & BELL             $2,116,877***

            AVONDALE                       $  329,253****

            TOLLESON                       $  611,874*****
                                           ----------

                                           $6,158,493
                                           ----------

            LESS PROPERTIES SOLD           (3,620,725)
                                           ==========
                                           $3,112,245


            *     SOLD ON 04/12/94 FOR $995,000
            **    SOLD 1.17 OF 5.54 ACRES ON 06/29/95 FOR $150,467
                  SOLD 1.8 ACRES ON 01/23/98 FOR A NET OF $269,536.40
                  SOLD APPROX. 1 ACRE ON 07/01/98 FOR A NET OF $216,210.37
                  SOLD LAST PARCEL ON 12/28/99 FOR A NET OF $272,623.
            ***   SOLD 3.7 OF 17.5 ACRES ON 10/96 FOR $509,000
                  SOLD 1 OF 13.8 ACRES ON 04/23/97 FOR $228,000
            ****  SOLD LOT 6 ON 07/30/98 FOR A NET OF $89,977.51
            **    SOLD PARCEL ON 2/8/99 FOR A NET OF $496,120.01
            ****  SOLD LOT 5 ON 4/20/99 FOR A NET OF $98,130.67
            *****  SOLD PAD B ON 10/31/03 FOR A NET OF $150,525.00

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


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

            91ST AVENUE AND BELL
                  ASSESSMENT #8401 & #8201 - ANNUAL PRINCIPAL PAYMENTS OF $21,968 & $2,312 PAYABLE DECEMBER 1 OF EACH YEAR WITH THE FINAL PAYMENT DUE DECEMBER 1, 1994 & DECEMBER 1, 1993; INTEREST IS CHARGED ON THE UNPAID PRINCIPAL BALANCE AT 10% PAYABLE IN SEMI-ANNUAL INSTALLMENTS. PAID 12/01/94

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

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


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

NOTE 6:     NOTE RECEIVABLE
            ---------------

            DURING DECEMBER 2002 THE NOTE RECEIVABLE WAS PAID BY TPI LAND INVESTORS IV BY THE DEEDING OF LOTS IN THE CASA GRANDE MEDICAL CAMPUS.


NOTE 7:     PARTNERS' CAPITAL
            -----------------

            PARTNERS' CAPITAL CONTRIBUTIONS RECEIVED AND
            SUBSCRIBED AS OF MARCH 31, 2003 ARE AS FOLLOWS:

LIMITED PARTNERS CONTRIBUTIONS (14,186 UNITS)                      $ 7,091,000
GENERAL PARTNERS CONTRIBUTION (1%)                                      71,646
                                                                   -----------
TOTAL CONTRIBUTION                                                   7,162,646
PRIOR YEAR RETAINED EARNING                                           (967,221)
NET INCOME                                                            (243,658)
DISTRIBUTION TO PARTNERS 1987                                         (143,293)
DISTRIBUTION TO PARTNERS 1988                                       (1,074,397)

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 2003
                               -----------------


DISTRIBUTION TO PARTNERS 1996                                      (354,450.00)
DISTRIBUTION TO PARTNERS 1999                                      (567,040.00)
                                                                   -----------
      PARTNER'S CAPITAL                                          $3,845,823.00
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


TPI LAND INVESTORS II LIMITED PARTNERSHIP




BY: /S/ HERVE J. R. TESSIER
    ---------------------------------
    HERVE J. R. TESSIER


DATE: MARCH 23, 2004
      --------------