Form 10-Q
period 2004-03-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2004-05-21
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q


FOR THE PERIOD ENDED MARCH 31 2004, COMMISSION FILE NUMBER:      0-13745
                                                                 -------

TPI LAND INVESTORS  II  LIMITED PARTNERSHIP
------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


ARIZONA                                               86-0483912
-------------------------------          ------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION ORGANIZATION)


3420 E. SHEA BLVD., SUITE 200, PHOENIX, ARIZONA         85028
-----------------------------------------------       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING
AREA CODE:                                                 (602) 953-5298
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


    YES        X                           NO
           ---------


                 TPI Land Investors II, Ltd.
                       Balance Sheet
                    As of March 31, 2004

                                             MAR 31, 04
                                            -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856           3,593.52
            SAVINGS-BANKONE 43980272           740,301.99
                                            -------------
        TOTAL CHECKING/SAVINGS                 743,895.51

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00
            N/R GENERAL PARTNERS                70,213.53
            OTHER CONTRIBUTIONS RECEIVABLE         175.00
                                            -------------
        TOTAL OTHER CURRENT ASSETS              73,388.53
                                            -------------

    TOTAL CURRENT ASSETS                       817,284.04

    FIXED ASSETS
        LAND-91ST AVENUE                       972,744.06
        LAND-TOLLESON                          611,874.90
        LAND ACQUISITION - CG MEDICAL C        770,619.07
        OFFICE FURNITURE                           170.98
                                            -------------
    TOTAL FIXED ASSETS                       2,355,409.01

    OTHER ASSETS
        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00
            LOAN ORIGINATION FEE - OTHER        30,300.00
                                            -------------
        TOTAL LOAN ORIGINATION FEE                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98
            ORGANIZATIONAL COSTS - OTHER        72,539.98
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

        SYNDICATION COSTS                      828,423.26
                                            -------------
    TOTAL OTHER ASSETS                         828,423.26
                                            -------------

TOTAL ASSETS                                 4,001,116.31
                                            =============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                DISTRIBUTIONS PAYABLE -1996      2,550.00
                DISTRIBUTIONS PAYABLE 1999      16,140.00
                RE COM PAY-TPI ASSET            14,785.22
                                            -------------
            TOTAL OTHER CURRENT LIABILITIES     33,475.22
                                            -------------

        TOTAL CURRENT LIABILITIES               33,475.22
                                            -------------

    TOTAL LIABILITIES                           33,475.22
    EQUITY
        DISTRIBUTION-1987                     -143,292.93
        DISTRIBUTION-1988                   -1,074,396.97
        DISTRIBUTION-1996                     -354,450.00
        DISTRIBUTION 1999                     -567,280.00
        PARTNER CONTRIBUTION                 7,162,646.46
        PREVIOUS RETAINED EARNINGS            -967,220.80
        RETAINED EARNINGS                     -243,657.96
        NET INCOME                             155,293.29
                                            -------------
    TOTAL EQUITY                             3,967,641.09
                                            -------------

TOTAL LIABILITIES & EQUITY                   4,001,116.31
                                            =============


                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                MARCH 31, 2004



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

                                MARCH 31, 2004


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

            NET PROFITS,  LOSSES,  AND  DISTRIBUTIONS ARE ALLOCATED NINETY-NINE

            PERCENT (99%) TO THE LIMITED  PARTNERS  IN  ACCORDANCE  WITH  THEIR

            RESPECTIVE  CAPITAL PERCENTAGES AND

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                MARCH 31, 2004


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

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

            PARTNERS UNTIL THEY  HAVE RECEIVED TWENTY-FIVE PERCENT (25%) OF THE

            DISTRIBUTIONS TO PARTNERS  AFTER RECOUPMENT AND PROGRAM RETURN, AND

            THEN SEVENTY-FIVE PERCENT (75%)  OF  THE  REMAINDER  TO THE LIMITED

            PARTNERS AND TWENTY-FIVE PERCENT (25%) TO THE GENERAL PARTNERS.

NOTE 2.     LAND
            ----

            COST INCURRED BY THE PARTNERSHIP FOR ACQUISITION OF LAND AS OF MARCH 31, 2004 ARE AS FOLLOWS:


            CASA GRANDE MEDICAL CENTER           $  776,019

            FALCON INDUSTRIAL PARK LOTS          $  344,767****

            CAREFREE-DEMILLE                     $  412,664*

            87TH AVENUE AND UNION HILLS          $  465,179**

            CAREFREE-HUDSPETH                    $1,123,261*

            91ST AVENUE & BELL                   $2,116,877***

            AVONDALE                             $  329,253****

            TOLLESON                             $  611,875*****
                                                 ----------
                                                 $6,179,895
                                                 ----------
            LESS PROPERTIES SOLD                 (3,824,486)
                                                 ==========
                                                 $2,355,409


            *     SOLD ON 04/12/94 FOR $995,000
            **    SOLD 1.17 OF 5.54 ACRES ON 06/29/95 FOR $150,467
                  SOLD 1.8 ACRES ON 01/23/98 FOR A NET OF $269,536.40
                  SOLD APPROX. 1 ACRE ON 07/01/98 FOR A NET OF $216,210.37
                  SOLD LAST PARCEL ON 12/28/99 FOR A NET OF $272,623.
            ***   SOLD 3.7 OF 17.5 ACRES ON 10/96 FOR $509,000
                  SOLD 1 OF 13.8 ACRES ON 04/23/97 FOR $228,000
                  SOLD LOT 1, LOT 2 AND LOT 3 ON 02/28/04 FOR A NET OF
                  $505,962.00
            ****  SOLD LOT 6 ON 07/30/98 FOR A NET OF $89,977.51
            **    SOLD PARCEL ON 2/8/99 FOR A NET OF $496,120.01
            ****  SOLD LOT 5 ON 4/20/99 FOR A NET OF $98,130.67
            *****  SOLD PAD B ON 10/31/03 FOR A NET OF $150,525.00

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

                                MARCH 31, 2004


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

NOTE 6:     NOTE RECEIVABLE
            ---------------

            DURING DECEMBER 2002 THE NOTE RECEIVABLE WAS PAID BY TPI LAND INVESTORS IV BY THE DEEDING OF LOTS IN THE CASA GRANDE MEDICAL CAMPUS.


NOTE 7:     PARTNERS' CAPITAL
            -----------------

            PARTNERS' CAPITAL CONTRIBUTIONS RECEIVED AND
            SUBSCRIBED AS OF MARCH 31, 2004 ARE AS FOLLOWS:

LIMITED PARTNERS CONTRIBUTIONS (14,186 UNITS)                      $ 7,091,000
GENERAL PARTNERS CONTRIBUTION (1%)                                      71,646
                                                                    ----------
TOTAL CONTRIBUTION                                                   7,162,646
PRIOR YEAR RETAINED EARNING                                         (1,210,879)
NET INCOME                                                              155,293
DISTRIBUTION TO PARTNERS 1987                                         (143,293)
DISTRIBUTION TO PARTNERS 1988                                       (1,074,397)

DISTRIBUTION TO PARTNERS 1996                                         (354,450)
DISTRIBUTION TO PARTNERS 1999                                         (567,040)
                                                                    -----------
      PARTNER'S CAPITAL                                              $3,967,641
                                                                    ===========



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


DATE: MARCH 31, 2004