Form 10-Q
period 2004-06-30
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2004-08-24
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FORM 10-Q


FOR THE PERIOD ENDED JUNE 30, 2004, COMMISSION FILE NUMBER:   0-13745
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


    YES        X                           NO
           ---------

                 TPI Land Investors II, Ltd.
                       Balance Sheet
                    As of June 30, 2004

                                             JUN 30, 04
                                            -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856           2,287.68
            SAVINGS-BANKONE 43980272           716,356.85
                                            -------------
        TOTAL CHECKING/SAVINGS                 718,644.53

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00
            N/R GENERAL PARTNERS                70,213.53
            OTHER CONTRIBUTIONS RECEIVABLE         175.00
                                            -------------
        TOTAL OTHER CURRENT ASSETS              73,388.53
                                            -------------

    TOTAL CURRENT ASSETS                       792,033.06

    FIXED ASSETS
        CG MEDICAL C LOTS 3 & 7                777,806.77
        LAND-91ST AVENUE                       979,609.16
        LAND-TOLLESON                          609,874.90
        OFFICE FURNITURE                           170.98
                                            -------------
    TOTAL FIXED ASSETS                       2,367,461.81

    OTHER ASSETS
        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00
            LOAN ORIGINATION FEE - OTHER        30,300.00
                                            -------------
        TOTAL LOAN ORIGINATION FEE                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98
            ORGANIZATIONAL COSTS - OTHER        72,539.98
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

        SYNDICATION COSTS                      828,423.26
                                            -------------
    TOTAL OTHER ASSETS                         828,423.26

TOTAL ASSETS                                 3,987,918.13
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
                                            -------------


                 TPI Land Investors II, Ltd.
                       Balance Sheet
                    As of June 30, 2004

                                             JUN 30, 04
                                            -------------

    TOTAL LIABILITIES                           33,475.22
    EQUITY
        DISTRIBUTION-1987                     -143,292.93
        DISTRIBUTION-1988                   -1,074,396.97
        DISTRIBUTION-1996                     -354,450.00
        DISTRIBUTION 1999                     -567,280.00
        PARTNER CONTRIBUTION                 7,162,646.46
        PREVIOUS RETAINED EARNINGS            -967,220.80
        RETAINED EARNINGS                     -243,657.96
        NET INCOME                             142,095.11
                                            -------------
    TOTAL EQUITY                             3,954,442.91
                                            -------------

TOTAL LIABILITIES & EQUITY                   3,987,918.13
                                            =============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 2004



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

                                 JUNE 30, 2004

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

                                 JUNE 30, 2004

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

            PARTNERS UNTIL THEY HAVE RECEIVED TWENTY-FIVE PERCENT  (25%) OF THE

            DISTRIBUTIONS TO PARTNERS AFTER RECOUPMENT AND PROGRAM RETURN,  AND

            THEN  SEVENTY-FIVE  PERCENT  (75%)  OF THE REMAINDER TO THE LIMITED

            PARTNERS AND TWENTY-FIVE PERCENT (25%) TO THE GENERAL PARTNERS.

NOTE 2.     LAND
            ----

            COST INCURRED BY THE PARTNERSHIP FOR ACQUISITION OF LAND AS OF JUNE 30, 2004 ARE AS FOLLOWS:


            CASA GRANDE MEDICAL CENTER           $  777,807

            FALCON INDUSTRIAL PARK LOTS          $  344,767****

            CAREFREE-DEMILLE                     $  412,664*

            87TH AVENUE AND UNION HILLS          $  465,179**

            CAREFREE-HUDSPETH                    $1,123,261*

            91ST AVENUE & BELL                   $2,123,742***

            AVONDALE                             $  329,253****

            TOLLESON                             $  899,624*****
                                                 ----------

                                                 $6,476,315
                                                 ----------

            LESS PROPERTIES SOLD                 (4,109,024)
                                                 ==========
                                                 $2,367,291


            *     SOLD ON 04/12/94 FOR $995,000
            **    SOLD 1.17 OF 5.54 ACRES ON 06/29/95 FOR $150,467
                  SOLD 1.8 ACRES ON 01/23/98 FOR A NET OF $269,536.40
                  SOLD APPROX. 1 ACRE ON 07/01/98 FOR A NET OF $216,210.37
                  SOLD LAST PARCEL ON 12/28/99 FOR A NET OF $272,623.
            ***   SOLD 3.7 OF 17.5 ACRES ON 10/96 FOR $509,000
                  SOLD 1 OF 13.8 ACRES ON 04/23/97 FOR $228,000
                  SOLD LOT 1, LOT 2 AND LOT 3 ON 02/28/04 FOR $728,368.00
            ****  SOLD LOT 6 ON 07/30/98 FOR A NET OF $89,977.51
            **    SOLD PARCEL ON 2/8/99 FOR A NET OF $496,120.01
            ****  SOLD LOT 5 ON 4/20/99 FOR A NET OF $98,130.67
            *****  SOLD PAD B ON 10/31/03 FOR A NET OF $150,525.00

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

                                 JUNE 30, 2004



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

NOTE 6:     NOTE RECEIVABLE
            ---------------

            DURING DECEMBER 2002 THE NOTE RECEIVABLE WAS PAID BY TPI LAND INVESTORS IV BY THE DEEDING OF LOTS IN THE CASA GRANDE MEDICAL CAMPUS.


NOTE 7:     PARTNERS' CAPITAL
            -----------------

            PARTNERS' CAPITAL CONTRIBUTIONS RECEIVED AND
            SUBSCRIBED AS OF JUNE 30, 2004 ARE AS FOLLOWS:

LIMITED PARTNERS CONTRIBUTIONS (14,186 UNITS)                      $ 7,091,000
GENERAL PARTNERS CONTRIBUTION (1%)                                      71,646
                                                                   -----------
TOTAL CONTRIBUTION                                                   7,162,646
PRIOR YEAR RETAINED EARNING                                         (1,210,879)
NET INCOME                                                             155,293
DISTRIBUTION TO PARTNERS 1987                                         (143,293)
DISTRIBUTION TO PARTNERS 1988                                       (1,074,397)

DISTRIBUTION TO PARTNERS 1996                                         (354,450)
DISTRIBUTION TO PARTNERS 1999                                         (567,040)
                                                                    ----------
      PARTNER'S CAPITAL                                             $3,967,641
                                                                    ==========



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


DATE: JUNE 30, 2004