Form 10-Q
period 2004-09-30
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2004-11-15
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FORM 10-Q



FOR THE PERIOD ENDED SEPTEMBER 30 2004, COMMISSION FILE NUMBER:   0-13745
                                                                  -------
TPI LAND INVESTORS II LIMITED PARTNERSHIP
------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


ARIZONA                                               86-0483912
-------------------------------          ------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION ORGANIZATION)


3420 E. SHEA BLVD., SUITE 200, PHOENIX, ARIZONA         85028
-----------------------------------------------       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING
AREA CODE:                                                 (602) 953-5298
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

                 TPI Land Investors II, Ltd.
                       Balance Sheet
                  As of September 30, 2004

                                             SEP 30, 04
                                            -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856           4,122.95
            SAVINGS-BANKONE 43980272           685,836.82
                                            -------------
        TOTAL CHECKING/SAVINGS                 689,959.77

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00
            N/R GENERAL PARTNERS                70,213.53
            OTHER CONTRIBUTIONS RECEIVABLE         175.00
                                            -------------
        TOTAL OTHER CURRENT ASSETS              73,388.53
                                            -------------

    TOTAL CURRENT ASSETS                       763,348.30

    FIXED ASSETS
        CG MEDICAL C LOTS 3 & 7
            SHELL BUILDING/DEVELOPMENT          27,971.96
            CG MEDICAL C LOTS 3 & 7 - OTHER    755,747.45
                                            -------------
        TOTAL CG MEDICAL C LOTS 3 & 7          783,719.41

        LAND-91ST AVENUE                       983,867.33
        LAND-TOLLESON                          610,437.74
        OFFICE FURNITURE                           170.98
                                            -------------
    TOTAL FIXED ASSETS                       2,378,195.46

    OTHER ASSETS
        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00
            LOAN ORIGINATION FEE - OTHER        30,300.00
                                            -------------
        TOTAL LOAN ORIGINATION FEE                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98
            ORGANIZATIONAL COSTS - OTHER        72,539.98
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

        SYNDICATION COSTS                      828,423.26
                                            -------------
    TOTAL OTHER ASSETS                         828,423.26
                                            -------------

TOTAL ASSETS                                 3,969,967.02
                                            =============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                DISTRIBUTIONS PAYABLE -1996      2,550.00
                DISTRIBUTIONS PAYABLE 1999      16,160.00


                 TPI Land Investors II, Ltd.
                       Balance Sheet
                  As of September 30, 2004

                                             SEP 30, 04
                                            -------------

                RE COM PAY-TPI ASSET            14,785.22
                                            -------------
            TOTAL OTHER CURRENT LIABILITIES     33,495.22
                                            -------------

        TOTAL CURRENT LIABILITIES               33,495.22
                                            -------------

    TOTAL LIABILITIES                           33,495.22

    EQUITY
        DISTRIBUTION-1987                     -143,292.93
        DISTRIBUTION-1988                   -1,074,396.97
        DISTRIBUTION-1996                     -354,470.00
        DISTRIBUTION 1999                     -567,280.00
        OPENING BAL EQUITY                          20.00
        PARTNER CONTRIBUTION                 7,162,646.46
        PREVIOUS RETAINED EARNINGS          -1,210,878.76
        NET INCOME                             124,124.00
                                            -------------
    TOTAL EQUITY                             3,936,471.80
                                            -------------

TOTAL LIABILITIES & EQUITY                   3,969,967.02
                                            =============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 2004



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

            OF  PREPARING  THE  PROSPECTUSES.   ORGANIZATION  COSTS  ARE  BEING

            AMORTIZED OVER 60 MONTHS.   SYNDICATION COSTS ARE NOT AMORTIZED FOR

            INCOME  TAX REPORTING PURPOSES.  LOAN  ORIGINATION  FEES  REPRESENT

            COSTS INCURRED  BY THE PARTNERSHIP TO SECURE A LOAN.  LOAN FEES ARE

            BEING AMORTIZED OVER 36 MONTHS.

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 2004

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

            NET PROFITS,  LOSSES,  AND  DISTRIBUTIONS ARE ALLOCATED NINETY-NINE

            PERCENT (99%) TO THE LIMITED  PARTNERS  IN  ACCORDANCE  WITH  THEIR

            RESPECTIVE  CAPITAL PERCENTAGES AND ONE PERCENT (1%) TO THE GENERAL

            PARTNERS UNTIL  LIMITED PARTNERS RECOUPMENT PLUS A SIX PERCENT (6%)

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 2004

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

            DISTRIBUTIONS TO PARTNERS  AFTER RECOUPMENT AND PROGRAM RETURN, AND

            THEN SEVENTY-FIVE PERCENT (75%)  OF  THE  REMAINDER  TO THE LIMITED

            PARTNERS AND TWENTY-FIVE PERCENT (25%) TO THE GENERAL PARTNERS.

NOTE 2.     LAND
            ----

            COST INCURRED BY THE PARTNERSHIP FOR ACQUISITION OF LAND AS OF SEPTEMBER 30, 2004 ARE AS FOLLOWS:


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

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 2004



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

NOTE 6:     NOTE RECEIVABLE
            ---------------

            DURING DECEMBER 2002 THE NOTE RECEIVABLE WAS PAID BY TPI LAND INVESTORS IV BY THE DEEDING OF LOTS IN THE CASA GRANDE MEDICAL CAMPUS.


NOTE 7:     PARTNERS' CAPITAL
            -----------------

            PARTNERS' CAPITAL CONTRIBUTIONS RECEIVED AND
            SUBSCRIBED AS OF SEPTEMBER 30, 2004 ARE AS FOLLOWS:

LIMITED PARTNERS CONTRIBUTIONS (14,186 UNITS)                      $ 7,091,000
GENERAL PARTNERS CONTRIBUTION (1%)                                      71,646
                                                                     ---------
TOTAL CONTRIBUTION                                                   7,162,646
PRIOR YEAR RETAINED EARNING                                         (1,210,879)
NET INCOME                                                             155,293
DISTRIBUTION TO PARTNERS 1987                                         (143,293)
DISTRIBUTION TO PARTNERS 1988                                       (1,074,397)

DISTRIBUTION TO PARTNERS 1996                                         (354,450)
DISTRIBUTION TO PARTNERS 1999                                         (567,040)
                                                                      --------
      PARTNER'S CAPITAL                                             $3,967,641
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


DATE: SEPTEMBER 30, 2004