Form 10-K
period 2004-12-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2005-02-22
CIK 740727

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K


FOR THE PERIOD ENDED DECEMBER 31, 2004, COMMISSION FILE NUMBER:   0-13745


                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


ARIZONA                                     86-0483912
----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION ORGANIZATION)


3420 E. SHEA BLVD., SUITE 200, PHOENIX, ARIZONA             85028
--------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING
AREA CODE:                                                 (602) 953-5298
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


    YES        X                           NO
        ----------------                       ----------------

                TPI Land Investors II, Ltd.
                       Balance Sheet
                  As of December 31, 2004

                                             DEC 31, 04
                                            -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856          26,819.58
            SAVINGS-BANKONE 43980272         1,225,141.70
                                            -------------
        TOTAL CHECKING/SAVINGS               1,251,961.28

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00
            N/R GENERAL PARTNERS                70,213.53
            OTHER CONTRIBUTIONS RECEIVABLE         175.00
                                            -------------
        TOTAL OTHER CURRENT ASSETS              73,388.53
                                            -------------

    TOTAL CURRENT ASSETS                     1,325,349.81

    FIXED ASSETS
        CASA GRAND INFRACSTRUCTURE                   1.00
        CG MEDICAL C - LOT 7                   532,812.37
        CG MEDICAL C LOTS 3
            SHELL BUILDING/DEVELOPMENT          99,126.86
            CG MEDICAL C LOTS 3 - OTHER        229,371.16
                                            -------------
        TOTAL CG MEDICAL C LOTS 3              328,498.02

        CG MEDICAL LOT 5                       325,227.00
        LAND-TOLLESON                          613,124.64
        OFFICE FURNITURE                           170.98
                                            -------------
    TOTAL FIXED ASSETS                       1,799,834.01

    OTHER ASSETS
        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00
            LOAN ORIGINATION FEE - OTHER        30,300.00
                                            -------------
        TOTAL LOAN ORIGINATION FEE                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98
            ORGANIZATIONAL COSTS - OTHER        72,539.98
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

        SYNDICATION COSTS                      828,423.26
                                            -------------
    TOTAL OTHER ASSETS                         828,423.26
                                            -------------

TOTAL ASSETS                                 3,953,607.08
                                            =============


                TPI Land Investors II, Ltd.
                       Balance Sheet
                  As of December 31, 2004

                                             DEC 31, 04
                                            -------------
LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                DISTRIBUTIONS PAYABLE -1996      2,550.00
                DISTRIBUTIONS PAYABLE 1999      16,160.00
                RE COM PAY-TPI ASSET            14,785.22
                                            -------------
            TOTAL OTHER CURRENT LIABILITIES     33,495.22
                                            -------------

        TOTAL CURRENT LIABILITIES               33,495.22
                                            -------------

    TOTAL LIABILITIES                           33,495.22

    EQUITY
        DISTRIBUTION-1987                     -143,292.93
        DISTRIBUTION-1988                   -1,074,396.97
        DISTRIBUTION-1996                     -354,470.00
        DISTRIBUTION 1999                     -567,280.00
        PARTNER CONTRIBUTION                 7,162,666.46
        PREVIOUS RETAINED EARNINGS          -1,210,878.76
        NET INCOME                             107,764.06
                                            -------------
    TOTAL EQUITY                             3,920,111.86
                                            -------------

TOTAL LIABILITIES & EQUITY                   3,953,607.08
                                            =============

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 2004



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

                               DECEMBER 31, 2004

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

                               DECEMBER 31, 2004

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

            DISTRIBUTIONS TO PARTNERS  AFTER RECOUPMENT AND PROGRAM RETURN, AND

            THEN SEVENTY-FIVE PERCENT (75%)  OF  THE  REMAINDER  TO THE LIMITED

            PARTNERS AND TWENTY-FIVE PERCENT (25%) TO THE GENERAL PARTNERS.

NOTE 2.     LAND
            ----

            COST INCURRED BY THE PARTNERSHIP FOR ACQUISITION OF LAND AS OF DECEMBER 31, 2004 ARE AS FOLLOWS:


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

                               DECEMBER 31, 2004



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

NOTE 6:     NOTE RECEIVABLE
            ---------------

            DURING DECEMBER 2002 THE NOTE RECEIVABLE WAS PAID BY TPI LAND INVESTORS IV BY THE DEEDING OF LOTS IN THE CASA GRANDE MEDICAL CAMPUS.


NOTE 7:     PARTNERS' CAPITAL
            -----------------

            PARTNERS' CAPITAL CONTRIBUTIONS RECEIVED AND
            SUBSCRIBED AS OF DECEMBER 31, 2004 ARE AS FOLLOWS:

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


DATE: DECEMBER 31, 2004