Form 10-K/A
period 2004-12-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2005-06-02
CIK 740727

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                               AMENDED FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Year Ended December 31, 2004 Commission file number: 0-13745

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


      ARIZONA                                            86-0483912
(State or other jurisdiction of                        (I.R.S.Employer
incorporation organization)                           Identification No.)



3420 E. Shea Blvd., Suite 200, Phoenix, Arizona                 85028
(Address of principal executive offices)                      (Zip Code)


                                (602) 953-5298
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes        X                                 No
          ------------                                ------------

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                               December 31, 2004

                                    PART 1


Item 1.       Business.

      TPI Land Investors II Limited Partnership is a limited partnership formed during 1984 under the laws of the State of Arizona. The General Partner's of TPI Land Investors II Limited Partnership are: Herve J.R. Tessier and TPI Asset Management, Inc., an Arizona Corporation.

      The Partnership's offering was completed on December 17, 1984 after receiving and accepting $7,091,000.00, or 14,182 units at $500.00 per unit. Since 1984 the Partnership has been in the operating stage.

      It is the business of the Partnership to purchase, hold for investment, lease, operate, maintain, improve, subdivide, sell, dispose of, transfer, convey, mortgage, and otherwise deal with real property in Arizona. It is the intention of the Partnership to acquire property for investment and appreciation purposes. The Partnership may sell a portion or all of the properties in the future with a view towards liquidation of the Partnership.

      Since the Partnership acquired pre-developed land, which does not generate significant income, the initial operating stage consisted primarily of evaluating Partnership properties and activities in the surrounding area and preparing properties for disposition. The Partnership's main source of revenue was proceeds from sales of land held in inventory and interest on money market instruments.

      The holding period for the properties in the Partnership's portfolio has been longer than originally anticipated due to a lagging real estate market in Arizona in the late 1980's and 1990's. The Partnership is actively attempting to sell all of its remaining properties and liquidate the Partnership. The General Partner is working to identify and negotiate with potential buyers with a view toward liquidation.

Item 2.       Properties.

      During 2004, the Partnership sold two parcels of land:(i) 4.31 acres of commercial real property located on the southeast corner of 91st Avenue and

Greenbrian Drive in Peoria, Arizona also known as Lots 1, 2 and 3 of Greenbrian Estates on February 27, 2004 for $728,367.00. Cost of the land was $505,963.00
and cost of the sale was $23,428.00 for a gross profit of $198,977.00.   ii)
8.22 acres of commercial real property located on the corner of 91st Avenue and Greenbrian Drive in Peoria, Arizona also known as Lots 4,5,6,7 and 8 of Greenbrian Estates on October 13, 2004 for $1,002,500.00. Cost of the land was $984,088.00 and cost of sale was $2,428.00 for a gross profit of $15,984.00.

      On December 22, 2004, the Partnership purchased 1.26 acres of commercial real property also known as Lot 5 in the Casa Grande Medical Campus on the northwest corner of Henness Road and Florence Boulevard, Casa Grande, Arizona for $325,227.00.

      As of December 31, 2004, the remaining parcels of land held by the Partnership are:

      4.28 acres of commercial real property located in the shopping center on the northwest corner of 96th Avenue and Van Buren Street in Tolleson, Arizona.

      6.33 acres of commercial real property in the Casa Grande Medical Campus located on the northwest corner of Henness Road and Florence Boulevard, Casa Grande, Arizona also known as Lot 3, Lot 7A, Lot 7B and Lot 5.

      Lot 3 and Lot 7A have been combined to create the Casa Grande Medical Campus Condominiums. The combined acreage of these two lots is approximately
3.05 acres. In November 2004, the Partnership broke ground on a 6240 square foot shell medical condominium building on Lot 3. The estimated construction costs for the shell medical condominium are $587,000.00. The shell medical condominium building is on the market with a current asking price of $975,000.00 plus costs of tenant improvements. The shell medical condominium building is scheduled for completion by April 2005.

      Lot 7B located in the Casa Grande Medical Campus is 2.02 acres of commercial real property. In November 2004, the Partnership received a Purchase and Sales Agreement for Lot 7B for $271,148.00. The buyer plans to build a seventy room extended stay hotel. The property is scheduled to close in the first quarter of 2005.

      Lot 5 located in the Casa Grande Medical Campus is 1.26 acres of commercial real property.

      All of the properties continue to be actively marketed.

Item 3.       Legal Proceedings.

      None.

Item 4.       Submission of Matters to a Vote of Security Holders.

      None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

   a. Market Information - There is no established public trading market for the limited partnership units.

   b. Holders - Upon close of the Partnership Offering on December 17, 1984 the Partnership received and accepted 14,182 limited partnership units.

   c. The Partnership made the following cash distributions to limited partners in: 1987 of $143,293.00; 1988 of $1,074,397.00; 1996 of
         $354,470.00 and 1999 of $567,280.00.

Item 6.       Selected Financial Data

      Following   are   the  Partnership's  Profit  and  Loss  Statements  from
continuing operations for fiscal year's 2000, 2001, 2002, 2003 and 2004.

                                              Jan - Dec    Jan - Dec    Jan - Dec   Jan - Dec     Jan - Dec
                                              04           03           02          01            00
    Ordinary Income/Expense
            Income
                Expense Reimbursement         16,290.00    2,071.59     0.00         0.00         0.00
                Forfeiture of Escrow Money    14,500.00    0.00         0.00         0.00         0.00
                Miscellaneous Income          1.00         0.00         900.00       1,200.00     1,200.00
                Sales                         1,730,867.29 170,000.00   0.00         0.00         0.00

            Total Income                      1,761,658.29 172,071.59   900.00       1,200.00     1,200.00

            Cost of Goods Sold
                Closing Costs                 25,855.91    9,350.00     0.00         0.00         0.00


                Cost of Sale                  1,490,050.44 292,652.80   0.00         0.00         0.00

            Total COGS                        1,515,906.35 302,002.80   0.00         0.00         0.00

        Gross Profit                          245,751.94   -129,931.21  900.00       1,200.00     1,200.00

            Expenses

                10K and 10Q Submission        1,140.00     860.00       773.00       0.00         0.00
                Accounting-Tax                15,256.50    11,024.50    10,566.30    9,532.25     11,975.00
                Accounting - General          647.50       0.00         0.00         0.00         0.00
                Administrative                275.00       300.00       300.00       324.90       280.00
                Bank Charges                  110.28       102.80       0.00         25.00        40.00
                Courier                       110.00       0.00         0.00         0.00         0.00
                Delivery                      135.00       55.00        73.00        0.00         95.00
                Insurance-General             597.00       713.00       200.00       200.00       152.00
                Investor Services             1,100.00     1,275.00     1,200.00     1,467.50     700.00
                Land Maintenance              0.00         0.00         0.00         960.00       0.00
                Licenses & Fees               10.00        0.00         0.00         25.00        0.00
                Marketing                     224.45       0.00         0.00         0.00         0.00
                Office Expense & Supplies     549.05       77.64        105.04       672.50       0.00
                Other Professional Services   1,281.07     0.00         4,094.92     6,120.10     0.00
                Postage                       990.15       1,660.40     1,780.99     1,007.81     1,286.25
                Printing & Photos             696.72       416.48       551.76       290.58       436.34
                Professional Services         29,246.55    18,463.00    14,897.75    12,910.00    25,211.82
                Professional Services - Other 46,145.51    14,002.26    14,382.80    0.00         0.00
                Real Estate Taxes             46,759.35    59,801.79    54,704.28    37,720.10    30,430.05
                Rent                          1,325.00     1,275.00     1,800.00     3,213.68     2,960.00
                Supplies                      39.96        0.00         0.00         0.00         0.00
                Telephone                     884.80       1,009.00     480.00       698.00       796.00
                Transaction Fee's             0.00         3,010.00     0.00         0.00         0.00
                Website                       0.00         240.00       0.00         0.00         0.00

            Total Expense                     147,523.89   114,285.87   105,909.84   75,167.42    74,362.46

    Net Ordinary Income                       98,228.05    -244,217.08  -105,909.84  -73,967.42   -73,162.46

    Other Income/Expense

        Other Income

            Interest Income                   9,536.01     559.12       3,245.01     11,331.23    20,128.66

        Total Other Income                    9,536.01     559.12       3,245.01     11,331.23    20,128.66

    Net Other Income                          9,536.01     559.12       3,245.01     11,331.23    20,128.66

Net Income                                    107,764.06   -243,657.96  -101,764.83  -62,636.19   -53,033.80


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY

As of December 31, 2004 the Partnership had $1,251,961.00 in cash and money market instruments. This large cash reserve has been retained to complete the construction of the shell medical condominium building and provide operating funds for the Partnership for fiscal year 2005.

CAPITAL RESOURCES

The Partnership entered into a construction contract with Gonzalez & Associates, Inc. to finish the shell medical condominium building by April 30, 2005. As of December 31, 2004, approximately $500,000.00 will be needed to complete construction of the shell medical condominium building. The source of these funds will come from the Partnership's money market account.

RESULTS OF OPERATIONS

For fiscal year 2004 the Partnership had net income of $107,764.00. The sources of revenue during the operating period were proceeds from property sales, interest on the money market account and revenue from forfeiture of escrow monies. Two properties were sold during this period for a gross profit of $214,961.00. Interest on the money market account increased this period to $9535.00 due to the large amount of cash held in the money market account. In 2004 Precept Investments signed a Purchase and Sales Agreement to purchase one of the properties that did not close escrow per the Purchase and Sales Agreement. By not honoring the terms of the Purchase and Sales Agreement Precept Investments forfeited their escrow deposit of $14,500.00. The major expenses for the Partnership during the period were real estate taxes of $46,759.25, Income Tax Preparation of $15,256.50 and Professional/Administrative Services of $46,145.51.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

      The Partnership's units are not publicly traded on any open market therefore this is not applicable.

Item 8.     Financial Statements and Supplementary Date

      See the registrant's financial statements contained at the end of this Form 10K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.    Controls and Procedures

      The General Partners approve all expenditures and sign each check written from the Partnership's checking account. SCSA, Inc. performs the general accounting functions for the Partnership but has no signatory rights on the Partnership's bank accounts. The registrant has retained Jo Ann Rudd, CPA, P.C. to prepare the yearly income tax returns from the books and records prepared by SCSA, Inc.

Item 9B.    Other Information

      None.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.

      The Registrant has no officers or directors. The General Partners manage and control substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business.

Item 11.    Executive Compensation.

      None.

Item 12. Security Control of Certain Beneficial Owners and Management and Related Stockholder Matters.

      None.

Item 13.    Certain Relationships and Related Transactions.

      None.

Item 14.    Principal Accounting Fee's and Services.

      The registrant has retained Jo Ann Rudd, CPA, P.C. to prepare the yearly income tax returns. The firm's fee's for 2004 were $15,250.00.

      The registrant contracts with SCSA, Inc., an accounting firm, to perform all of the monthly accounting functions for the registrant. SCSA's fee's for 2004 totaled $12,000.00.

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules.

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                                BALANCE SHEETS
                    DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                            ---------------------------------------------------------------
                                             DEC 31, 04        DEC 31, 03         $ CHANGE        % CHANGE
                                            ---------------------------------------------------------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856          26,819.58          2,680.96         24,138.62       900.37%
            SAVINGS-BANKONE 43980272         1,225,141.70        100,423.32      1,124,718.38     1,119.98%
                                             ------------      ------------      ------------   -----------
        TOTAL CHECKING/SAVINGS               1,251,961.28        103,104.28      1,148,857.00     1,114.27%

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00          3,000.00              0.00          0.0%
            N/R GENERAL PARTNERS                70,213.53         70,213.53              0.00          0.0%
            OTHER CONTRIBUTIONS RECEIVABLE         175.00            175.00              0.00          0.0%
                                             ------------      ------------      ------------   -----------
        TOTAL OTHER CURRENT ASSETS              73,388.53         73,388.53              0.00          0.0%
                                             ------------      ------------      ------------   -----------

    TOTAL CURRENT ASSETS                     1,325,349.81        176,492.81      1,148,857.00       650.94%

    FIXED ASSETS
        CASA GRAND INFRASTRUCTURE                    1.00              0.00              1.00        100.0%
        CG MEDICAL C  LOT 7A AND 7B            464,200.55              0.00        464,200.55        100.0%
        CG MEDICAL C LOT 3
            SHELL BUILDING/DEVELOPMENT          99,126.86              0.00         99,126.86        100.0%
            CG MEDICAL C LOT 3 - OTHER         297,982.98        754,618.88       -456,635.90       -60.51%
                                             ------------      ------------      ------------   -----------
        TOTAL CG MEDICAL C LOT 3               397,109.84        754,618.88       -357,509.04       -47.38%

        CG MEDICAL C LOT 5                     325,227.00              0.00        325,227.00        100.0%
        LAND-91ST AVENUE                             0.00      1,474,262.19     -1,474,262.19       -100.0%
        LAND-TOLLESON                          613,124.64        611,874.90          1,249.74          0.2%


        OFFICE FURNITURE                           170.98            170.98              0.00          0.0%
                                             ------------      ------------      ------------   -----------
    TOTAL FIXED ASSETS                       1,799,834.01      2,840,926.95     -1,041,092.94       -36.65%

    OTHER ASSETS
        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00        -30,300.00              0.00          0.0%
            LOAN ORIGINATION FEE - OTHER        30,300.00         30,300.00              0.00          0.0%
                                             ------------      ------------      ------------   -----------
        TOTAL LOAN ORIGINATION FEE                   0.00              0.00              0.00          0.0%

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98        -72,539.98              0.00          0.0%
            ORGANIZATIONAL COSTS - OTHER        72,539.98         72,539.98              0.00          0.0%
                                             ------------      ------------      ------------   -----------
        TOTAL ORGANIZATIONAL COSTS                   0.00              0.00              0.00          0.0%

        SYNDICATION COSTS                      828,423.26        828,423.26              0.00          0.0%
                                             ------------      ------------      ------------   -----------
    TOTAL OTHER ASSETS                         828,423.26        828,423.26              0.00          0.0%
                                             ------------      ------------      ------------   -----------

TOTAL ASSETS                                 3,953,607.08      3,845,843.02        107,764.06          2.8%
                                             ============      ============      ============   ===========
LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                DISTRIBUTIONS PAYABLE -1996      2,550.00          2,550.00              0.00          0.0%
                DISTRIBUTIONS PAYABLE 1999      16,160.00         16,160.00              0.00          0.0%
                RE COM PAY-TPI ASSET            14,785.22         14,785.22              0.00          0.0%
                                             ------------      ------------      ------------   -----------
            TOTAL OTHER CURRENT LIABILITIES     33,495.22         33,495.22              0.00          0.0%
                                             ------------      ------------      ------------   -----------

        TOTAL CURRENT LIABILITIES               33,495.22         33,495.22              0.00          0.0%
                                             ------------      ------------      ------------   -----------

    TOTAL LIABILITIES                           33,495.22         33,495.22              0.00          0.0%

    EQUITY
        DISTRIBUTION-1987                     -143,292.93       -143,292.93              0.00          0.0%
        DISTRIBUTION-1988                   -1,074,396.97     -1,074,396.97              0.00          0.0%
        DISTRIBUTION-1996                     -354,470.00       -354,470.00              0.00          0.0%
        DISTRIBUTION 1999                     -567,280.00       -567,280.00              0.00          0.0%
        OPENING BAL EQUITY                           0.00              0.00              0.00          0.0%
        PARTNER CONTRIBUTION                 7,162,666.46      7,162,666.46              0.00          0.0%
        PREVIOUS RETAINED EARNINGS          -1,210,878.76       -967,220.80       -243,657.96        25.19%
        NET INCOME                             107,764.06       -243,657.96        351,422.02      -144.23%
                                             ------------      ------------      ------------   -----------
    TOTAL EQUITY                             3,920,111.86      3,812,347.80        107,764.06         2.83%
                                             ------------      ------------      ------------   -----------

TOTAL LIABILITIES & EQUITY                   3,953,607.08      3,845,843.02        107,764.06          2.8%
                                             ============      ============      ============   ===========


                   TPI LAND INVESTORS II LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2004

                                                          JAN - DEC 04
                                                          ------------
        OPERATING ACTIVITIES
            NET INCOME                                      107,764.06
                                                          ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           107,764.06

        INVESTING ACTIVITIES
            CASA GRANDE INFRASTRUCTURE                           -1.00
            CG MEDICAL C  LOT 7A AND 7B                    -464,200.55
            CG MEDICAL C LOT 3                              456,635.90
            CG MEDICAL C LOT 3:SHELL BUILDING/DEVELOPMENT   -99,126.86
            CG MEDICAL C LOT 5                             -325,227.00
            LAND-91ST AVENUE                              1,474,262.19
            LAND-TOLLESON                                    -1,249.74
                                                          ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES         1,041,092.94

        FINANCING ACTIVITIES
            PREVIOUS RETAINED EARNINGS                     -243,657.96
            RETAINED EARNINGS                               243,657.96
                                                          ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                 0.00
                                                          ------------

    NET CASH INCREASE FOR PERIOD                          1,148,857.00

    CASH AT BEGINNING OF PERIOD                             103,104.28
                                                          ------------
    CASH AT END OF PERIOD                                 1,251,961.28
                                                          ============


                   TPI LAND INVESTORS II LIMITED PARTNERHSIP
                         INDEPENDENT AUDITORS'S REPORT
                               DECEMBER 31, 2004

The registrant is in the process of retaining an auditing firm for the purpose of obtaining an Independent Auditors' Report

                   TPI LAND INVESTORS II LIMITED PARTNERHSIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


NOTE 1 -    SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING

The Partnership's financial statements are prepared using the accrual method of accounting. The Partnership's intent to sell all of the remaining properties and liquidate the Partnership will not impact the accounting treatment applied by the Partnership in its financial statements prepared in accordance with generally accepted accounting principles as the liquidation proceeds and the timing thereof are not currently estimable.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid debt instruments with maturity of three months or less when acquired to be cash and cash equivalents.

FIXED ASSETS AND DEPRECIATION POLICY

The fixed assets listed on the Balance Sheet as Casa Grande Infrastructure, Casa Grande Medical Campus Lot 3, Lot 7A, Lot 7B and Lot 5, and Land in Tolleson are the land inventory currently being marketed for sale. The only fixed asset owned by the Partnership are file cabinets, which are listed at residual value. The Partnership does not have a depreciation policy since the inventory is land and new construction.

RISKS AND UNCERTAINTIES

The Partnership's ability to (i) achieve positive cash flow from operations,
(ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

REVENUE RECOGNITION

The Partnership accounts for sales of land held for investment purposes under the accrual method when certain criteria are met, and profit is recorded when a sale has been consummated.

AMORTIZATION OF OTHER ASSETS

Organization costs represent costs incurred during the formation period of the Partnership. Syndication costs represent commissions incurred on the sale of limited partnership interests due diligence costs and the costs of preparing the prospectuses. Organization costs are being amortized over 60 months. Syndication costs are not amortized for income tax reporting purposes. Loan origination fees represent costs incurred by the Partnership to secure a loan. Loan fees are being amortized over 36 months. Syndication costs were expended in 1984.

Total Syndication Costs include:

$709,100.00       Commissions
$ 35,455.00       Due Diligence - Legal
$ 83,868.26       Prospectus Costs
-----------
$828,423.26       Total Syndication Costs

LAND HELD FOR INVESTMENT PURPOSES AND RELATED COSTS

Land values as stated on the balance sheet are at actual cost plus capitalized legal, improvement fees, architectural fee's and construction costs.

INCOME TAXES

The Partnership is a limited partnership. As such, all taxable income or losses and available income tax credits are passed from the partnership to the individual partners. It is the responsibility of the individual partners to report the taxable income or losses and tax credits, and to pay any resulting income taxes. Consequently, there is no provision for income taxes included in these financial statements.

The Partnership is required to file Internal Revenue Service Form 1065, U.S. PARTNERSHIP RETURN OF Income, and to provide its partners with Schedule K-1, PARTNERS' SHARE OF INCOME, CREDITS, DEDUCTIONS, ETC. Partners' share of income and loss is allocated to those partners' in proportion to each partner's share of the basis in the Partnership, calculated after special allocations of expenses have been made. If any partner is not a partner for an entire fiscal year or if his capital percentage changed during the year, the share of net profits, net losses, distributions, credits and deductions of the Partnership allocable to such partner is determined consistent with the portion of the year during which he was a partner and by taking into account his varying capital percentages. Any assignment or sale of units is recognized by the Partnership not later than the last day of the calendar quarter following receipt of written notice of such assignment or sale accompanied by copies of all operative documents effecting such assignment or sale.

NOTE 2 - INFRASTRUCTURE COSTS

The infrastructure improvements were deeded to TPI Land Investors II Limited Partnership from TPI Land Development IV Limited Partnership in December 2004 when TPI Land Development IV Limited Partnership sold its last property and made a final distribution to its limited partners. The infrastructure has no resale value; therefore, it is listed at $1.00 on the Balance Sheet.

NOTE 3 - LAND HELD FOR INVESTMENT PURPOSES

Land Held For Investment Purposes represents costs incurred by the Partnership for the acquisition and holding of land as of December 31, 2004 are as follows:

Casa Grande Medical Campus - Lot 7A and Lot 7B          464,200.55
Casa Grande Medical Campus - Shell Medical Building     99,126.86
Casa Grande Medical Campus - Lot 3                      297,982.98
Casa Grande Medical Campus - Lot 5                      325,227.00
96th Avenue and Van Buren - Tolleson                    613,124.64

NOTE 4 - DISTRIBUTIONS PAYABLE

The Partnership is holding $18,710.00 in distributions payable in the money market account. These distributions payable are from distributions made to limited partners in 1996 and 1999. If the "missing" limited partners' are not located by the close of the Partnership these distributions will be turned over to the State Of Arizona as unclaimed property. The Partnership is making genuine efforts to locate missing partners before turning over any distributions to the State of Arizona.

NOTE 5 - COMMISSION PAYABLE

The Partnership sold properties in prior years and the General Partner, TPI Asset Management, Inc. earned a real estate commission on these sales. According to the prospectus, TPI Asset Management, Inc. cannot be paid the Commission until the Limited Partners have received their original investment and their program return.

NOTE 6 - PARTNERS' CAPITAL

                        Partners' capital contributions
                received and subscribed as of December 31, 2004

Limited partners contributions (14,182 units)                      $ 7,091,000
General partners contribution (1%)                                      71,666
                                                                   -----------
Total contribution                                                   7,162,666
Prior year retained earning                                         (1,210,879)
Net Income                                                             107,764
Distribution to partners 1987                                         (143,293)
Distribution to partners 1988                                       (1,074,397)
Distribution to partners 1996                                         (354,470)
Distribution to Partners 1999                                         (567,280)
                                                                   -----------
      Partner's capital                                             $3,920,111
                                                                   ===========


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TPI LAND INVESTORS II LIMITED PARTNERSHIP


BY:   /s/ Herve J.R. Tessier
      ------------------------------
      Herve J.R. Tessier
      General Partner

DATE: May 26, 2005

                   TPI LAND INVESTORS II LIMITED PARTNERHSIP
                      CERTIFICATE OF THE GENERAL PARTNER

I, Herve J.R. Tessier, General Partner of TPI Land Investors II LP, certify that:

1.      I have reviewed the Form 10K of TPI Land Investors II Limited
Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the Partnership as of, and for, the periods presented in the report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, is made known to me during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. I have disclosed, based on the most recent evaluation of internal control over financial reporting, to the Partnership's auditors or persons performing the equivalent function):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves outside consulting firms who have a significant role in the Partnership's internal controls over financial reporting.


                    BY:        /s/ Herve J.R. Tessier
                               ------------------------------
                               Herve J.R. Tessier
                               General Partner
                               TPI Land Investors II L.P.

                    DATE: May 27, 2005

                   TPI LAND INVESTORS II LIMITED PARTNERHSIP
                           SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Form 10-K for the year ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     The undersigned certifies that the foregoing Report on Form 10K fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10K fairly presents, in all material respects, the financial condition and results of operations of TPI Land Investors II Limited Partnership.


                    BY:        /s/ Herve J.R. Tessier
                               ------------------------------
                               Herve J.R. Tessier
                               General Partner
                               TPI Land Investors II L.P.

                    DATE:      May 27, 2005