Form 10-Q
period 2005-03-31
TPI LAND INVESTORS II LIMITED PARTNERSHIP
filed 2005-06-08
CIK 740727

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2005

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

                   TPI LAND INVESTORS II LIMITED PARTNERSHIP

                                March 31, 2005

                                    PART 1


Item 1.       Financial Statements.

                                         Balance Sheet as of

                                            MARCH 31 2005
                                            -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE 09544856           8,158.67
            SAVINGS-BANKONE 43980272         1,158,198.83
                                            -------------
        TOTAL CHECKING/SAVINGS               1,166,357.50

        OTHER CURRENT ASSETS
            ACCOUNTS RECEIVABLE                  3,000.00
            N/R GENERAL PARTNERS                70,213.53
            OTHER CONTRIBUTIONS RECEIVABLE         175.00
                                            -------------
        TOTAL OTHER CURRENT ASSETS              73,388.53
                                            -------------

    TOTAL CURRENT ASSETS                     1,239,746.03

    FIXED ASSETS
        OFFICE FURNITURE                           170.98
                                            -------------
    TOTAL FIXED ASSETS                             170.98

    OTHER ASSETS
        LAND HELD FOR INVESTMENT
            CASA GRANDE INFRASTRUCTURE               1.00
            CG MEDICAL  LOT 3
                SHELL BUILDING/DEVELOPMENT     419,892.35
                CG MEDICAL  LOT 3 - OTHER      299,997.67
                                            -------------
            TOTAL CG MEDICAL  LOT 3            719,890.02

            CG MEDICAL  LOT 5                  325,237.00
            CG MEDICAL  LOT 7A                 200,226.19
            LAND-TOLLESON                      613,124.64
                                            -------------
        TOTAL LAND HELD FOR INVESTMENT       1,858,478.85

        LOAN ORIGINATION FEE
            ACCUM. AMORT.-LOAN FEES            -30,300.00


            LOAN ORIGINATION FEE - OTHER        30,300.00
                                            -------------
        TOTAL LOAN ORIGINATION FEE                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -72,539.98
            ORGANIZATIONAL COSTS - OTHER        72,539.98
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

        SYNDICATION COSTS                      828,423.26
                                            -------------
    TOTAL OTHER ASSETS                       2,686,902.11
                                            -------------

TOTAL ASSETS                                 3,926,819.12
                                            =============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                DISTRIBUTIONS PAYABLE -1996      2,550.00
                DISTRIBUTIONS PAYABLE 1999      16,160.00
                RE COM PAY-TPI ASSET            14,785.22
                                            -------------
            TOTAL OTHER CURRENT LIABILITIES     33,495.22
                                            -------------

        TOTAL CURRENT LIABILITIES               33,495.22
                                            -------------

    TOTAL LIABILITIES                           33,495.22

    EQUITY
        DISTRIBUTION-1987                     -143,292.93
        DISTRIBUTION-1988                   -1,074,396.97
        DISTRIBUTION-1996                     -354,470.00
        DISTRIBUTION 1999                     -567,280.00
        PARTNER CONTRIBUTION                 7,162,666.46
        PREVIOUS RETAINED EARNINGS          -1,103,114.70
        NET INCOME                             -26,787.96
                                            -------------
    TOTAL EQUITY                             3,893,323.90
                                            -------------

TOTAL LIABILITIES & EQUITY                   3,926,819.12
                                            =============

                                 Statement of Cash Flows

                                                                                  JAN - MAR 05
                                                                                  ------------
        OPERATING ACTIVITIES
            NET INCOME                                                              -26,787.96
                                                                                  ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                   -26,787.96

        INVESTING ACTIVITIES
            LAND HELD FOR INVESTMENT:CG MEDICAL  LOT 3                               -2,014.69
            LAND HELD FOR INVESTMENT:CG MEDICAL  LOT 3:SHELL BUILDING/DEVELOPMENT  -320,765.49
            LAND HELD FOR INVESTMENT:CG MEDICAL  LOT 5                                  -10.00
            LAND HELD FOR INVESTMENT:CG MEDICAL  LOT 7A                             263,974.36
                                                                                  ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                   -58,815.82

        FINANCING ACTIVITIES
            PREVIOUS RETAINED EARNINGS                                              107,764.06
            RETAINED EARNINGS                                                      -107,764.06
                                                                                  ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         0.00
                                                                                  ------------

    NET CASH INCREASE FOR PERIOD                                                    -85,603.78

    CASH AT BEGINNING OF PERIOD                                                   1,251,961.28
                                                                                  ------------

    CASH AT END OF PERIOD                                                         1,166,357.50
                                                                                  ============

                   TPI LAND INVESTORS II LIMITED PARTNERHSIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2005

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

FIXED ASSETS AND DEPRECIATION POLICY

The fixed assets listed on the Balance Sheet as Casa Grande Infrastructure, Casa Grande Medical Campus Lot 3, Lot 7A, and Lot 5, and Land in Tolleson are the land inventory currently being marketed for sale. These items have been reclassified as Other Assets. The only fixed asset owned by the Partnership are file cabinets, which are listed at residual value. The Partnership does not have a depreciation policy since the inventory is land and new construction.

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

NOTE 3 - LAND HELD FOR INVESTMENT PURPOSES

Land Held For Investment Purposes represents costs incurred by the Partnership for the acquisition and holding of land as of March 31, 2005 are as follows:

Casa Grande Medical Campus - Lot 7A                 200,226.19
Casa Grande Medical Campus - Shell Medical Building 419,892.35
Casa Grande Medical Campus - Lot 3                  299,997.67
Casa Grande Medical Campus - Lot 5                  325,237.00
96th Avenue and Van Buren -                         613,124.64
Tolleson

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

NOTE 6 - PARTNERS' CAPITAL

                        Partners' capital contributions
                 received and subscribed as of March 31, 2005

Limited partners contributions (14,182 units)                      $ 7,091,000
General partners contribution (1%)                                      71,666
                                                                   -----------
Total contribution                                                   7,162,666
Prior year retained earning                                         (1,103,115)
Net Income                                                             (26,788)
Distribution to partners 1987                                         (143,293)
Distribution to partners 1988                                       (1,074,397)
Distribution to partners 1996                                         (354,470)
Distribution to Partners 1999                                         (567,280)
                                                                   -----------
      Partner's capital                                             $3,893,324
                                                                   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY

As of March 31, 2005 the Partnership had $1,166,357.50 in cash and money market instruments. This large cash reserve has been retained to complete the construction of the shell medical condominium building and provide operating funds for the Partnership for fiscal year 2005.

CAPITAL RESOURCES

In fiscal year 2004, the Partnership entered into a construction contract with Gonzalez & Associates, Inc. to finish the shell medical condominium building by April 30, 2005. As of March 31, 2005, approximately $80,000.00 will be needed to complete construction of the shell medical condominium building. The source of these funds will come from the Partnership's money market account.

RESULTS OF OPERATIONS

For the first quarter of fiscal year 2005 the Partnership had net loss of $26,787.96. The sources of revenue during the operating period were proceeds from property sales and interest on the money market account. One property was sold during this period. Lot 7B in the Casa Grande Medical Campus was sold for $271,148.50 The cost of this sale was $265,854.64 for a gross profit of $5293.76. Interest on the money market account for this period was $4354.97. The major expenses for the Partnership during the period were income tax preparation fee's of $14,200.00, professional services of $12,506.34 and real estate taxes of $6,036.99.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      The Partnership's units are not publicly traded on any open market therefore this is not applicable.

Item 4.     Controls and Procedures.

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

                                    PART II

Item 1.     Legal Proceedings.

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3.     Defaults Upon Senior Securities.

      None.

Item 4.       Submission of Matters to a Vote of Security Holders.

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits

      None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TPI LAND INVESTORS II LIMITED PARTNERSHIP


BY:   /s/ Herve J.R. Tessier
      ------------------------------
      Herve J.R. Tessier
      General Partner

DATE: June 10, 2005